Form 10-Q
period 2017-06-17
Albertsons Companies, LLC
filed 2017-08-01
CIK 1704956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 17, 2017
Commission File Number: 333-218138
Albertsons Companies, LLC
(Exact name of registrant as specified in its charter)

Delaware	47-5579477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Parkcenter Blvd.
Boise, Idaho	83706
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (208) 395-6200
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes   ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

Albertsons Companies, LLC and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements (unaudited)

Albertsons Companies, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	June 17, 2017	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,063.4	$1,219.2
Receivables, net	599.0	631.0
Inventories, net	4,436.7	4,464.0
Other current assets	328.5	479.0
Total current assets	6,427.6	6,793.2

Property and equipment, net	11,340.8	11,511.8
Intangible assets, net	3,374.2	3,497.8
Goodwill	1,179.4	1,167.8
Other assets	861.2	784.4
TOTAL ASSETS	$23,183.2	$23,755.0

LIABILITIES AND MEMBER EQUITY
Current liabilities
Accounts payable	$3,156.6	$3,034.7
Accrued salaries and wages	925.2	1,007.5
Current maturities of long-term debt and capitalized lease obligations	303.9	318.5
Other current liabilities	1,338.0	1,380.1
Total current liabilities	5,723.7	5,740.8

Long-term debt and capitalized lease obligations	11,754.2	12,019.4
Deferred income taxes	1,432.4	1,479.8
Other long-term liabilities	3,087.0	3,143.8

Commitments and contingencies

Member equity
Member investment	1,991.0	1,999.3
Accumulated other comprehensive income (loss)	15.1	(12.8)
Accumulated deficit	(820.2)	(615.3)
Total member equity	1,185.9	1,371.2
TOTAL LIABILITIES AND MEMBER EQUITY	$23,183.2	$23,755.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in millions)
(unaudited)

	16 weeks ended
	June 17, 2017	June 18, 2016
Net sales and other revenue	$18,460.0	$18,391.7
Cost of sales	13,401.5	13,270.7
Gross profit	5,058.5	5,121.0

Selling and administrative expenses	4,967.9	4,921.6
Operating income	90.6	199.4

Interest expense, net	270.5	313.7
Other expense (income)	24.6	(4.8)
Loss before income taxes	(204.5)	(109.5)

Income tax expense	0.4	24.1
Net loss	$(204.9)	$(133.6)

Other comprehensive income (loss):
Gain (loss) on interest rate swaps, net of tax	1.6	(3.3)
Recognition of pension gain (loss), net of tax	2.8	(13.8)
Foreign currency translation adjustment, net of tax	23.1	(5.2)
Other, net of tax	0.4	0.5
Comprehensive loss	$(177.0)	$(155.4)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	16 weeks ended
	June 17, 2017	June 18, 2016
Cash flows from operating activities:
Net loss	$(204.9)	$(133.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain on property dispositions, asset impairment and lease exit costs	(1.9)	(43.5)
Depreciation and amortization	578.4	531.8
LIFO expense	15.7	13.5
Deferred income tax	(71.5)	(145.4)
Pension and post-retirement benefits expense	7.5	84.8
Contributions to pension and post-retirement benefit plans	(2.1)	(5.2)
Loss (gain) on interest rate swaps and commodity hedges, net	1.1	(8.7)
Amortization and write-off of deferred financing costs	15.7	25.8
Equity-based compensation expense	8.8	15.8
Other	49.2	20.2
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	32.7	27.2
Inventories, net	14.2	24.9
Accounts payable, accrued salaries and wages and other accrued liabilities	131.9	46.9
Other operating assets and liabilities	79.5	115.6
Net cash provided by operating activities	654.3	570.1

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(34.5)	(146.6)
Payments for property, equipment and intangibles, including payments for lease buyouts	(422.6)	(397.8)
Proceeds from sale of assets	2.6	336.2
Changes in restricted cash	(19.1)	(90.8)
Other	(0.9)	63.5
Net cash used in investing activities	(474.5)	(235.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,300.0
Payments on long-term borrowings	(268.0)	(648.7)
Payments of obligations under capital leases	(31.1)	(34.1)
Payments for debt financing costs	—	(15.5)
Other	(36.5)	(39.8)
Net cash (used in) provided by financing activities	(335.6)	561.9

Net (decrease) increase in cash and cash equivalents	(155.8)	896.5
Cash and cash equivalents at beginning of period	1,219.2	579.7
Cash and cash equivalents at end of period	$1,063.4	$1,476.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, LLC and subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 25, 2017 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 25, 2017, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Registration Statement on Form S-4 (File No. 333-218138) filed May 19, 2017, as amended. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company’s results of operations are for the 16 weeks ended June 17, 2017 and June 18, 2016. The Company is a wholly owned subsidiary of AB Acquisition LLC ("AB Acquisition"), and has no separate assets or liabilities other than its investments in its subsidiaries. The Company's parent, AB Acquisition, is owned by a consortium of investors led by Cerberus Capital Management, L.P.
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets and Other assets within the Condensed Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $29.0 million and $9.9 million of restricted cash as of June 17, 2017 and February 25, 2017, respectively.
Inventories, net: Substantially all of the Company’s inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances.

The Company uses either item-cost or the retail inventory method to value discrete inventory items at lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $15.7 million and $13.5 million for the 16 weeks ended June 17, 2017 and June 18, 2016, respectively.

Acquisitions: On May 31, 2017, the Company acquired MedCart Specialty Pharmacy ("MedCart") for $34.5 million, including the cost of acquired inventory. The acquisition was accounted for under the acquisition method of accounting and resulted in $11.6 million of goodwill that is expected to be deductible for tax purposes. In connection with the purchase, the Company provided an earn-out opportunity that has the potential to pay the sellers an additional $17.2 million, collectively, if the business achieves certain performance targets during the first three years subsequent to the acquisition. As the earn-out is conditioned on the continued service of the sellers, it will be recorded as future compensation expense based on the probability of achieving the performance targets. Pro forma results are not presented, as the acquisition was not considered material to the Company.
Income Taxes: Income tax expense was $0.4 million and $24.1 million for the 16 weeks ended June 17, 2017 and June 18, 2016, respectively. The decrease in Income tax expense is primarily the result of a change in the mix of the Company's income (loss) between companies within its affiliated group. The Company is organized as a limited liability company, wholly owned by its parent, AB Acquisition, and conducts its operations primarily through limited liability companies and Subchapter C corporations. The Company provides for federal and state income taxes on its Subchapter C corporations, which are subject to entity-level tax, and state income taxes on its limited liability companies where applicable. As such, the Company's effective tax rate can fluctuate from period to period depending on the mix of pre-tax income or loss between its limited liability companies and Subchapter C corporations.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Segments: The Company and its subsidiaries operate food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance and are reported in one reportable segment. The Company's operating segments and reporting units are its 13 divisions, which have been aggregated into one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each store offers the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors. Except for an equity method investment in Casa Ley, S.A. de C.V. ("Casa Ley"), all of the Company's retail operations are domestic.

The following table represents sales revenue by type of similar product (dollars in millions):

	16 weeks ended
	June 17, 2017		June 18, 2016
	Amount	% of Total	Amount	% of Total
Non-perishables (1)	$8,193.3	44.4%	$8,348.5	45.4%
Perishables (2)	7,563.6	41.0%	7,407.5	40.3%
Pharmacy	1,534.4	8.3%	1,566.7	8.5%
Fuel	944.0	5.1%	812.7	4.4%
Other (3)	224.7	1.2%	256.3	1.4%
Net sales and other revenue	$18,460.0	100.0%	$18,391.7	100.0%
(1) Consists primarily of general merchandise, grocery and frozen foods.
(2) Consists primarily of produce, dairy, meat, deli, floral and seafood.
(3) Consists primarily of lottery and various other commissions and other miscellaneous income.
Recently adopted accounting standards: In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new standard simplifies the interim or annual goodwill impairment test. The standard is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt this guidance beginning the first day of fiscal 2017. Under the new standard, Step 2 of the goodwill impairment test is eliminated. Instead, the Company will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A resulting impairment charge should be recognized for the amount that the carrying amount exceeds the reporting unit’s fair value. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Recently issued accounting standards: In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt this guidance in the first quarter of fiscal 2018. The Company does not expect the adoption of this standard to have a material effect on its Consolidated Financial Statements. The Company's evaluation of the standard is ongoing related to the potential impact on customer loyalty programs and whether it acts as principal or agent in certain third party arrangements. The Company also continues to evaluate the adoption method for implementation.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will require both classifications of leases, operating and capital, to be recognized on the balance sheet. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend on its classification. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company plans to adopt this guidance in the first quarter of fiscal 2019. The adoption of this ASU will result in the recognition of significant right-of-use assets and lease liabilities in the Company's Consolidated Balance Sheets. The Company's evaluation is continuing, including the assessment of other potential impacts of this pronouncement on the Consolidated Financial Statements and disclosures.

In March 2017, the FASB issued 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires an employer to report the service cost component of net pension and post-retirement expense in the same line as other compensation costs from services rendered by employees during the period. Other components of net pension and post-retirement expense are required to be presented in the income statement separately from the service cost component. The ASU will take effect for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The update should be applied retrospectively for the presentation of service cost and other components of net pension and post-retirement expense in the income statement, and prospectively for the capitalization of service cost. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 2 - FAIR VALUE MEASUREMENTS
The accounting guidance for fair value established a framework for measuring fair value and established a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability at the measurement date. The three levels are defined as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities;

Level 2 -	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 -	Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of June 17, 2017 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$452.0	$452.0	$—	$—
Short-term investments (1)	22.8	20.2	2.6	—
Non-current investments (2)	96.9	44.6	52.3	—
Total	$571.7	$516.8	$54.9	$—
Liabilities:
Derivative contracts (3)	$96.5	$—	$96.5	$—
Contingent consideration (4)	305.6	—	—	305.6
Total	$402.1	$—	$96.5	$305.6
(1) Primarily relates to Mutual Funds. Included in Other current assets on the Condensed Consolidated Balance Sheets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets on the Condensed Consolidated Balance Sheets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities on the Condensed Consolidated Balance Sheets.
(4) Primarily relates to Casa Ley contingent value rights ("CVRs"). Included in Other current liabilities on the Condensed Consolidated Balance Sheets.
The following table presents assets and liabilities which were measured at fair value on a recurring basis as of February 25, 2017 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$596.0	$596.0	$—	$—
Short-term investments (1)	21.6	19.4	2.2	—
Non-current investments (2)	97.5	45.6	51.9	—
Total	$715.1	$661.0	$54.1	$—
Liabilities:
Derivative contracts (3)	$103.7	$—	$103.7	$—
Contingent consideration (4)	281.0	—	—	281.0
Total	$384.7	$—	$103.7	$281.0
(1) Primarily relates to Mutual Funds. Included in Other current assets on the Condensed Consolidated Balance Sheets.
(2) Primarily relates to investments in publicly traded stock classified as available for sale (Level 1) and U.S. Treasury Notes and Corporate Bonds (Level 2). Included in Other assets on the Condensed Consolidated Balance Sheets.
(3) Primarily relates to interest rate swaps. Included in Other current liabilities on the Condensed Consolidated Balance Sheets.
(4) Primarily relates to Casa Ley CVRs. Included in Other current liabilities on the Condensed Consolidated Balance Sheets.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

A reconciliation of the beginning and ending balances for Level 3 liabilities for the 16 weeks ended June 17, 2017 follows (in millions):

Contingent consideration
Beginning balance	$281.0
Change in fair value	29.1
Payments	(4.5)
Ending balance	$305.6
The estimated fair value of the Company’s debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of June 17, 2017, the fair value of total debt was $11,399.0 million compared to the carrying value of $11,544.1 million, excluding debt discounts and deferred financing costs. As of February 25, 2017, the fair value of total debt was $11,882.8 million compared to the carrying value of $11,812.1 million, excluding debt discounts and deferred financing costs.
Assets Measured at Fair Value on a Non-recurring Basis

As of June 17, 2017 and February 25, 2017, except in relation to assets classified as held for sale, no other material amounts of assets have been adjusted to fair value on a non-recurring basis. The Company's held for sale assets are classified as Level 3 of the fair value hierarchy and are valued primarily based on estimated selling prices less costs of disposal.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps ("Cash Flow Hedges"). The Company’s risk management objective and strategy with respect to interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the London Inter-Bank Offering Rate ("LIBOR"), the designated benchmark interest rate being hedged (the “hedged risk”), on an amount of the Company’s debt principal equal to the then-outstanding swap notional amount.
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the effective portion of the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other expense (income) in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company has entered into several swaps with maturity dates in 2019 and 2021 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of both June 17, 2017 and February 25, 2017, were $3,968.6 million, of which $3,910.6 million are designated as Cash Flow Hedges as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan’s maturity.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 17, 2017 and February 25, 2017, the fair value of the cash flow interest rate swap liability was $92.2 million and $99.2 million, respectively, and was recorded in Other current liabilities.

Contemporaneously with the refinancing of the Albertsons Term Loans in fiscal 2016, the Company amended each of its existing interest rate swaps to reduce the floor on LIBOR from 100 basis points to 75 basis points. As a result, the Company dedesignated its original cash flow hedges and redesignated the amended swaps prospectively. Losses of $23.9 million, net of tax, deferred into other comprehensive income as of the dedesignation date, which are associated with the original cash flow hedges, will be amortized to interest expense over the remaining life of the hedges.

Activity related to the Company’s derivative instruments designated as Cash Flow Hedges consisted of the following (in millions):

	Amount of income (loss) recognized from derivatives
Derivatives designated as hedging instruments	16 weeks ended June 17, 2017	16 weeks ended June 18, 2016	Location of income (loss) recognized from derivatives
Designated interest rate swaps	$1.6	$(3.3)	Other comprehensive income (loss), net of tax

Activity related to the Company’s derivative instruments not designated as hedging instruments consisted of the following (in millions):

	Amount of loss recognized from derivatives
Derivatives not designated as hedging instruments	16 weeks ended June 17, 2017	16 weeks ended June 18, 2016	Location of income (loss) recognized from derivatives
Undesignated and ineffective portion of interest rate swaps	$(0.3)	$—	Other expense (income)

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 - LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
The Company’s long-term debt as of June 17, 2017 and February 25, 2017, net of unamortized debt discounts of $294.9 million and $310.0 million, respectively, and deferred financing costs of $107.5 million and $118.2 million, respectively, consisted of the following (in millions):

	June 17, 2017	February 25, 2017
Albertsons Term Loans due 2021 to 2023, interest rate range of 3.8% to 4.2%	$5,605.1	$5,853.0
Albertsons Senior Unsecured Notes due 2024 and 2025, interest rate of 6.625% and 5.750%, respectively	2,474.0	2,473.0
NAI Notes due 2017 to 2031, interest rate range of 6.47% to 8.7%	1,560.9	1,552.2
Safeway Notes due 2017 to 2031, interest rate range of 3.95% to 7.45%	1,367.4	1,368.4
Other Notes Payable, unsecured	112.2	114.9
Mortgage Notes Payable, secured	22.1	22.4
Total debt	11,141.7	11,383.9
Less current maturities	(191.9)	(203.8)
Long-term portion	$10,949.8	$11,180.1
Term Loans
On June 16, 2017, the Company repaid $250.0 million of the existing term loans. In connection with the repayment, the Company wrote off $7.6 million of deferred financing costs and original issue discount.
In addition, on June 27, 2017 subsequent to the end of the Company's first quarter of fiscal 2017, the Company entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches consist of $3,013.6 million of a new Term B-4 Loan, $1,139.3 million of a new Term B-5 Loan and $1,596.0 million of a new Term B-6 Loan. The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The repricing amendment to the term loans will be accounted for as a modification during the second quarter of fiscal 2017.
Asset-Based Loan Facility
As of June 17, 2017, there were no loans outstanding under the Company's asset-based loan facility ("ABL Facility"), and letters of credit ("LOC") issued under the LOC sub-facility were $621.3 million. There were no loans outstanding under the Company's ABL Facility as of February 25, 2017, and letters of credit issued under the LOC sub-facility were $622.3 million.
Capitalized Lease Obligations
The Company's capitalized lease obligations were $916.4 million and $954.0 million as of June 17, 2017 and February 25, 2017, respectively. Current maturities of capitalized lease obligations were $112.0 million and $114.7 million and long-term maturities were $804.4 million and $839.3 million, as of June 17, 2017 and February 25, 2017, respectively.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 5 - EMPLOYEE BENEFIT PLANS
Pension Plans

On May 15, 2016, the Company, through an indirect, wholly-owned subsidiary, acquired 100% of the outstanding equity of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. ("C&S") for nominal cash consideration and the assumption of certain liabilities, primarily related to employee compensation and benefits of the workforce acquired. Prior to the acquisition, C&S, through its wholly-owned subsidiary, Collington, managed and operated the Company's distribution center located in Upper Marlboro, Maryland. By purchasing the equity of Collington, the Company settled a pre-existing reimbursement arrangement under the previous supply agreement relating to the pension plan in which Collington employees participate. Consequently, the Company, through its newly acquired subsidiary, Collington, assumed primary liability for the Collington employees participating in the pension plan. Prior to the acquisition of Collington, the pension plan was a multiple employer plan, with Safeway Inc. ("Safeway"), a wholly-owned subsidiary of the Company, and C&S being the respective employers. The Safeway portion of the plan was accounted for as a multiemployer plan, with the C&S portion being accounted for by the Company through the previous supply agreement. Also, contemporaneously with the acquisition of Collington, the Company negotiated a new supply agreement with C&S and negotiated concessions directly from the unions representing the Collington employees at the distribution center. The acquisition of Collington resulted in a charge of approximately $78.9 million to net pension expense during the first quarter of fiscal 2016. Upon the assumption of the C&S portion of the pension plan through the equity acquisition, the multiple-employer pension plan was accounted for as a single employer plan. The plan assets were commingled with the assets in Safeway's defined benefit pension plan ("the Safeway Plan") under a master trust arrangement prior to this transaction and on December 30, 2016 this plan and the Safeway Plan were formally merged.

The Company also contributes to various multiemployer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.
Other Post-Retirement Benefits

In connection with the Collington transaction, the Company negotiated with the respective unions a new unfunded post-retirement obligation with a projected benefit obligation of approximately $15.5 million, recorded through Other comprehensive income (loss) as prior service cost during the first quarter of fiscal 2016.

The following tables provide the components of net pension and post-retirement expense (in millions):

	16 weeks ended
	Pension		Other post-retirement benefits
	June 17, 2017	June 18, 2016	June 17, 2017	June 18, 2016
Estimated return on plan assets	$(36.8)	$(34.8)	$—	$—
Service cost	15.3	16.2	0.3	—
Interest cost	27.1	24.3	0.3	0.2
Amortization of prior service cost	0.1	—	1.1	—
Amortization of unrecognized gain/loss	0.1	—	—	—
Collington acquisition	—	78.9	—	—
Net expense	$5.8	$84.6	$1.7	$0.2

The Company contributed $2.1 million and $5.2 million to its defined benefit pension plans and post-retirement benefit plans during the 16 weeks ended June 17, 2017 and June 18, 2016, respectively. For the remainder of fiscal 2017, the Company currently anticipates contributing an additional $19.8 million to these plans.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's Board of Managers. Total contributions accrued for these plans were $13.6 million and $12.8 million for the 16 weeks ended June 17, 2017 and June 18, 2016, respectively.

NOTE 6 - RELATED PARTIES AND OTHER RELATIONSHIPS
Summary of SuperValu activity

Related party activities with SUPERVALU INC. ("SuperValu") that are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in millions):

	16 weeks ended
	June 17, 2017	June 18, 2016
Supply agreements included in Cost of sales	$508.6	$531.6
Selling and administrative expenses	43.0	51.6
Total	$551.6	$583.2
AB Acquisition

Certain employees of the Company participate in equity-based incentive plans of the Company's parent, AB Acquisition. Awards under the plans vest over a service period, upon achievement of certain performance and related thresholds, or a combination of both. Equity-based compensation expense recognized by the Company related to these plans was $8.8 million and $15.8 million for the 16 weeks ended June 17, 2017 and June 18, 2016, respectively.

The Company recorded a tax benefit of $1.8 million and $3.3 million related to equity-based compensation for the 16 weeks ended June 17, 2017 and June 18, 2016, respectively.

As of June 17, 2017, there was $56.8 million of unrecognized costs related to awards granted by AB Acquisition that the Company expects to recognize over a weighted average period of 1.9 years.

On June 30, 2017, the Company’s parent, AB Acquisition, made a cash distribution of $250.0 million to its members. In connection with the distribution, the AB Acquisition members' agreement was amended such that holders of the Investor incentive units, Series 1 incentive units and Series 2 incentive units would participate in the distribution. As a result of the amendment, the Company will recognize approximately $2.0 million of additional equity-based compensation expense during the second quarter of fiscal 2017.

NOTE 7 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified SuperValu, which was then the owner of New Albertson's, Inc., a wholly-owned subsidiary of the Company, that additional security was

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

required to be posted in connection with the Company’s, and certain other subsidiaries’, California self-insured workers’ compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional security was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in SuperValu’s net worth. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide an irrevocable LOC. The amount of the LOC is adjusted semi-annually based on annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $244.6 million as of June 17, 2017 and $237.6 million as of February 25, 2017.

Lease Guarantees: The Company may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, the Company could be responsible for the lease obligation. Because of the wide dispersion among third parties and the variety of remedies available, the Company believes that if an assignee became insolvent, it would not have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company also provides guarantees, indemnifications and assurances to others in the ordinary course of its business.
Legal Contingencies

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain wage and hour or civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company’s exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material effect on the Company’s financial condition, results of operations or cash flows.

Security Breach: On August 14, 2014, the Company announced that it had experienced a criminal intrusion by installation of malware on a portion of its computer network that processes payment card transactions for its retail store locations, including the Company's Shaw’s, Star Market, Acme, Jewel-Osco and Albertsons retail banners. On September 29, 2014, the Company announced that it had experienced a second and separate criminal intrusion. The Company believes these were attempts to collect payment card data. Relying on its IT service provider, SuperValu, the Company took immediate steps to secure the affected part of the network. The Company believes that it has eradicated the malware used in each intrusion. The Company notified federal law enforcement authorities, the major payment card networks and its insurance carriers and is cooperating in their efforts to investigate these intrusions. As required by the payment card brands, the Company retained a firm to conduct a forensic investigation into the intrusions. The forensic firm has issued separate reports for each intrusion (copies of which have been provided to the card networks). Although the Company's network had previously been found to be compliant with the Payment Card Industry (PCI) Data Security Standard issued by the PCI Council, in both reports the forensic firm found that not all of these standards had been met at the time of the intrusions, and some of this non-compliance may have contributed to or caused at least some portion of the compromise that occurred during the intrusions.

On August 5, 2016, the Company was notified that MasterCard had asserted its initial assessment for incremental counterfeit fraud losses and non-ordinary course expenses (such as card reissuance costs) as well as a case management assessment. The Company believes it is probable that other payment card networks will make similar claims against

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

the Company. If other payment card networks assert claims against the Company, the Company currently intends to dispute those claims and assert available defenses. At the present time, the Company believes that it is probable that the Company will incur a loss in connection with the claims or potential claims from the payment card networks. On December 5, 2016, the Company was further notified that MasterCard had asserted its final assessment of approximately $6.0 million, which the Company paid on December 9, 2016; however, the Company disputes the MasterCard assessment and on March 10, 2017, filed a lawsuit against MasterCard seeking recovery of the assessment. On May 5, 2017, MasterCard filed a motion to dismiss. The parties are in the process of briefing this motion. The Company has recorded an estimated liability for probable losses that it expects to incur in connection with the claims or potential claims to be made by the payment card networks. The estimated liability is based on information currently available to the Company and may change as new information becomes available or if other payment card networks assert claims against the Company. The Company will continue to evaluate information as it becomes available and will record an estimate of additional losses, if any, when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Currently, the potential range of any loss above the Company’s currently recorded amount cannot be reasonably estimated given no claims have been asserted to date by the payment card networks other than MasterCard and because significant factual and legal issues remain unresolved. On October 20, 2015, the Company agreed with one of its third party payment administrators to provide a $15.0 million LOC to cover any claims from the payment card networks and to maintain a minimum level of card processing until the potential claims from the payment card networks are resolved.

As a result of the criminal intrusions, two class action complaints were filed against the Company by consumers, Mertz v. SuperValu Inc. et al. filed in federal court in the state of Minnesota and Rocke v. SuperValu Inc. et al. filed in federal court in the state of Idaho, alleging deceptive trade practices, negligence and invasion of privacy. The Plaintiffs seek unspecified damages. The Judicial Panel on Multidistrict Litigation has consolidated the class actions and transferred the cases to the District of Minnesota. On August 10, 2015, the Company and SuperValu filed a motion to dismiss the class actions, which was granted without prejudice on January 7, 2016. The plaintiffs filed a motion to alter or amend the court's judgment, which was denied on April 20, 2016. The court also denied leave to amend the complaint. On May 18, 2016, the plaintiffs filed a notice of appeal to the Eighth Circuit and defendants filed a cross-appeal. The filing of appellate briefs was completed by both parties on September 29, 2016 and oral argument was held on May 10, 2017.

On October 6, 2015, AB Acquisition received a letter from the Office of Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices are leading a multi-state group that includes the Attorneys General for 14 other states requesting specified information concerning the two data breach incidents. The multi-state group has not made a monetary demand, and the Company is unable to estimate the possibility of or reasonable range of loss, if any. The Company has cooperated with the investigation.

Drug Enforcement Administration: During fiscal 2014, the Company received two subpoenas from the Drug Enforcement Administration ("DEA") requesting information concerning the Company's record keeping, reporting and related practices concerning the theft or significant loss of controlled substances. On June 7, 2016, the Company received a third subpoena requesting information concerning potential diversion by one former employee in the Seattle/Tacoma area (Washington State). On July 18, 2017, the DEA and Department of Justice announced that they had reached an agreement with Safeway with respect to the matters under investigation. Under the agreement, Safeway will (1) pay a penalty of $3.0 million; (2) surrender its controlled substance license at one of its Belmont, CA, pharmacies, and have its controlled substances license at its North Bend, WA, pharmacy suspended for 6 months with 2 months deferred, resulting in an actual 4 months suspension; and (3) be subject to a three year Corrective Action Plan.

Office of Inspector General: In January 2016, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services (the “OIG”) pertaining to the pricing of drugs offered under the Company’s MyRxCare discount program and the impact on reimbursements to Medicare, Medicaid and TRICARE (the “Government Health Programs”). In particular, the OIG is requesting information on the relationship between the prices charged for drugs under the MyRxCare program and the “usual and customary” prices reported by the Company in claims for reimbursements to the Government Health Programs or other third party payors. The Company is

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

cooperating with the OIG in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

Terraza/Lorenz: Two lawsuits have been brought against Safeway and the Safeway Benefits Plan Committee (the “Benefit Plans Committee,” and together with Safeway, the “Safeway Benefits Plans Defendants”) and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway’s 401(k) Plan (the “Safeway 401(k) Plan”). On July 14, 2016, a complaint (“Terraza”) was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint (“Lorenz”) was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan’s former recordkeepers. An amended complaint was filed on September 16, 2016 and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. The Company believes these lawsuits are without merit, and intends to contest each of them vigorously. The Safeway Benefits Plans Defendants have filed motions to dismiss both cases. Defendants have answered the complaints, and the parties are in the initial stages of discovery. The Company is currently unable to estimate the range of loss, if any, that may result from these matters due to the early procedural status of the cases.

Civil Investigative Demand: On December 16, 2016, the Company received a civil investigative demand from the United States Attorney for the District of Rhode Island in connection with a False Claims Act investigation relating to the Company’s influenza vaccination programs. The investigation concerns whether the Company’s provision of store coupons to its customers who received influenza vaccinations in its store pharmacies constituted an improper benefit to those customers under the federal Medicare and Medicaid programs. The Company believes that its provision of the store coupons to its customers is an allowable incentive to encourage vaccinations. The Company is cooperating with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

Rodman: On June 17, 2011, a customer of Safeway’s home delivery business (safeway.com) filed a class action complaint in the United States District Court for the Northern District of California entitled Rodman v. Safeway Inc., alleging that Safeway had inaccurately represented on its home delivery website that the prices paid there were the same as the prices in the brick-and-mortar retail store. Rodman asserted claims for breach of contract and unfair business practices under California law. The court certified a class for the breach of contract claim, but denied class treatment for the California business practices claims. On December 10, 2014, the court ruled that the terms and conditions on Safeway’s website should be construed as creating a contractual promise that prices on the website would be the same as in the stores and that Safeway had breached the contract by charging more on the website. On August 31, 2015, the court denied Safeway’s affirmative defenses and arguments for limiting liability, and determined that website registrants since 2006 were entitled to approximately $31.0 million in damages (which amount was reduced to $23.2 million to correct an error in the court’s calculation), plus prejudgment interest. The court then set a trial date of December 7, 2015 to determine whether pre-2006 registrants were entitled to any recovery. The parties thereafter stipulated to facts regarding the pre-2006 registration process, whereupon the court vacated the December trial date and extended its prior liability and damages rulings to class members who registered before 2006. Consequently, on November 30, 2015, the court entered a final judgment in favor of the plaintiff class in the amount of $41.9 million (comprised of $31.0 million in damages and $10.9 million in prejudgment interest). Safeway filed a Notice of Appeal from that judgment to the Ninth Circuit Court of Appeals on December 4, 2015 contesting both liability and damages. On April 6, 2016, Plaintiff moved for discovery sanctions against Safeway in the district court, seeking an additional $2.0 million. A hearing on the sanctions motion was held on August 25, 2016, and the court awarded sanctions against the Company in an amount under $1.0 million. The Ninth Circuit Court of Appeals heard oral arguments on the appeal on June 12, 2017. The Company has established an estimated liability for these claims.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Commitments

In the ordinary course of business, the Company enters into various supply contracts to purchase products for resale and purchase and service contracts for fixed asset and information technology commitments. These contracts typically include volume commitments or fixed expiration dates, termination provisions and other standard contractual considerations.

NOTE 8 - OTHER COMPREHENSIVE INCOME OR LOSS

Total comprehensive earnings are defined as all changes in member equity during a period, other than those from investments by or distributions to the member. Generally, for the Company, total comprehensive income or loss equals net income plus or minus adjustments for pension and other post-retirement liabilities, interest rate swaps and foreign currency translation adjustments. Total comprehensive earnings represent the activity for a period net of tax.

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	16 weeks ended June 17, 2017
	Total	Pension and Post-retirement benefit plans	Interest rate swaps	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(12.8)	$79.7	$(28.1)	$(66.1)	$1.7
Other comprehensive income (loss) before reclassifications	29.0	2.2	(11.9)	38.3	0.4
Amounts reclassified from accumulated other comprehensive income	14.3	1.1	13.2	—	—
Tax (expense) benefit	(15.4)	(0.5)	0.3	(15.2)	—
Current-period other comprehensive income, net	27.9	2.8	1.6	23.1	0.4
Ending AOCI balance	$15.1	$82.5	$(26.5)	$(43.0)	$2.1

	16 weeks ended June 18, 2016
	Total	Pension and Post-retirement benefit plans	Interest rate swaps	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(112.7)	$(2.3)	$(67.5)	$(45.6)	$2.7
Other comprehensive (loss) income before reclassifications	(45.5)	(15.5)	(21.8)	(9.0)	0.8
Amounts reclassified from accumulated other comprehensive income	15.7	—	15.7	—	—
Tax benefit (expense)	8.0	1.7	2.8	3.8	(0.3)
Current-period other comprehensive (loss) income, net	(21.8)	(13.8)	(3.3)	(5.2)	0.5
Ending AOCI balance	$(134.5)	$(16.1)	$(70.8)	$(50.8)	$3.2

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. As used in this Form 10-Q, unless the context otherwise requires, references to "Albertsons", "the Company", "we", "us" and "our" refer to Albertsons Companies, LLC and, where appropriate, its subsidiaries.

NON-GAAP FINANCIAL MEASURES
We define EBITDA as generally accepted accounting principles (“GAAP”) earnings (net loss) before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as earnings (net loss) before interest, income taxes, depreciation, and amortization, further adjusted to eliminate the effects of items management does not consider in assessing our ongoing performance. We define Free Cash Flow as Adjusted EBITDA less capital expenditures. See “Results of Operations” for further discussion and a reconciliation of Adjusted EBITDA and Free Cash Flow.

EBITDA, Adjusted EBITDA and Free Cash Flow (collectively, the “Non-GAAP Measures”) are performance measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These Non-GAAP Measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures or different lease terms, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe EBITDA, Adjusted EBITDA and Free Cash Flow provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies. We also use Adjusted EBITDA, as further adjusted for additional items defined in our debt instruments, for board of director and bank compliance reporting. Our presentation of Non-GAAP Measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Non-GAAP Measures should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Non-GAAP Measures only for supplemental purposes.

OVERVIEW
As of June 17, 2017, we operated 2,329 stores under 20 well-known banners across 35 states and the District of Columbia. We provide our customers with a service-oriented shopping experience, including convenient and personalized value-added services, through 1,784 pharmacies, 393 adjacent fuel centers, and home delivery via online and mobile applications.

First Quarter of Fiscal 2017 Highlights

•	Accelerated expansion of our eCommerce and digital offerings

•	Increased penetration of our Own Brands portfolio

•	Opened ten new stores, including five acquired stores, and remodeled 42 stores

•	Completed the acquisition of MedCart Specialty Pharmacy

•	Converted IT systems of 132 Albertsons bannered stores in Southern California
The following table shows stores operating, acquired, opened, divested and closed during the periods presented:

	16 weeks ended
	June 17, 2017	June 18, 2016
Stores, beginning of period	2,324	2,271
Acquired	5	56
Opened	5	2
Closed	(5)	(18)
Stores, end of period	2,329	2,311

RESULTS OF OPERATIONS
Comparison of 16 weeks ended June 17, 2017 to 16 weeks ended June 18, 2016:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 16 weeks ended June 17, 2017 ("first quarter of fiscal 2017") and 16 weeks ended June 18, 2016 ("first quarter of fiscal 2016"). As of June 17, 2017 and June 18, 2016, we operated 2,329 and 2,311 stores, respectively.

	16 weeks ended
	June 17, 2017	% of Sales	June 18, 2016	% of Sales
Net sales and other revenue	$18,460.0	100.0%	$18,391.7	100.0%
Cost of sales	13,401.5	72.6%	13,270.7	72.2%
Gross profit	5,058.5	27.4%	5,121.0	27.8%
Selling and administrative expenses	4,967.9	26.9%	4,921.6	26.7%
Operating income	90.6	0.5%	199.4	1.1%
Interest expense, net	270.5	1.5%	313.7	1.7%
Other expense (income)	24.6	0.1%	(4.8)	—%
Loss before income taxes	(204.5)	(1.1)%	(109.5)	(0.6)%
Income tax expense	0.4	—%	24.1	0.1%
Net loss	$(204.9)	(1.1)%	$(133.6)	(0.7)%
Identical Store Sales, Excluding Fuel
Identical store sales are defined as stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis, excluding fuel. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical store sales for the first quarter of fiscal 2017 and first quarter of fiscal 2016, respectively, were:

	16 weeks ended
	June 17, 2017	June 18, 2016
Identical store sales, excluding fuel	(2.1)%	2.9%
Our first quarter of fiscal 2017 identical store sales decrease was driven by a 3.7% decline in customer traffic, offset by an increase of 1.6% in average ticket size. During the first quarter of fiscal 2017, our identical store sales were negatively impacted by food price deflation in certain categories, including meat, eggs and dairy, together with investments in price to respond to competitive pressures.
Net Sales and Other Revenue
Net sales and other revenue increased 0.4% to $18,460.0 million for the first quarter of fiscal 2017 from $18,391.7 million for the first quarter of fiscal 2016. The increase in Net sales and other revenue was primarily driven by sales of $309.9 million from new and acquired stores, net of sales related to store closings, and an increase in fuel sales of $131.3 million, partially offset by a decrease of $360.9 million from our 2.1% decline in identical store sales.

Gross Profit
Gross profit represents the portion of Net sales and other revenue remaining after deducting the Cost of sales during the period, including purchase and distribution costs. These costs include inbound freight charges, purchasing and receiving costs, warehouse inspection costs, warehousing costs and other costs associated with our distribution network. Advertising, promotional expenses and vendor allowances are also components of Cost of sales.
Gross profit margin decreased to 27.4% for the first quarter of fiscal 2017 compared to 27.8% for the first quarter of fiscal 2016. Excluding the impact of fuel, gross profit margin also decreased 40 basis points. The decrease is primarily attributable to investments in price and a temporary increase in supply chain costs related to the integration and conversions of our distribution centers.
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses increased to 26.9% of sales for the first quarter of fiscal 2017 compared to 26.7% of sales for the first quarter of fiscal 2016. Excluding the impact of fuel, Selling and administrative expenses as a percent of sales increased 30 basis points during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase in Selling and administrative expenses was primarily attributable to higher depreciation and amortization expense, lower gains on property dispositions and higher employee wage and benefit costs during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. These increases were partially offset by lower net pension expense in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to the $78.9 million charge related to the acquisition of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. during the first quarter of fiscal 2016.
Interest Expense, Net
Interest expense, net was $270.5 million for the first quarter of fiscal 2017 compared to $313.7 million for the first quarter of fiscal 2016. The decrease in Interest expense, net primarily reflects lower average interest rates on outstanding borrowings as a result of our refinancing transactions during fiscal 2016. The weighted average interest rate during the first quarter of fiscal 2017 was 6.4% compared to 7.1% during the first quarter of fiscal 2016, excluding amortization of deferred financing costs and debt discounts.
Other Expense (Income)

Other expense was $24.6 million for the first quarter of fiscal 2017 compared to other income of $4.8 million for the first quarter of fiscal 2016. Other expense (income) during the first quarter of fiscal 2017 and the first quarter or fiscal 2016 was primarily driven by changes in the fair value of the Casa Ley, S.A. de C.V. ("Casa Ley") contingent value rights ("CVRs") and equity in the earnings of Casa Ley.
Income Taxes
Income tax expense was $0.4 million and $24.1 million in the first quarter of fiscal 2017 and the first quarter of fiscal 2016, respectively. The decrease in Income tax expense for the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016 is primarily the result of a change in the mix of our income (loss) between companies within our affiliated group. We are organized as a limited liability company, wholly owned by our parent, AB Acquisition LLC, and conduct our operations primarily through limited liability companies and Subchapter C corporations. We provide for federal and state income taxes on our Subchapter C corporations, which are subject to entity-level tax, and state income taxes on our limited liability companies where applicable. As such, our effective tax rate can fluctuate from period to period depending on the mix of pre-tax income or loss between our limited liability companies and Subchapter C corporations.

Adjusted EBITDA and Free Cash Flow
For the first quarter of fiscal 2017, Adjusted EBITDA was $771.7 million, or 4.2% of sales, compared to $881.5 million, or 4.8% of sales, for the first quarter of fiscal 2016. The decrease in Adjusted EBITDA primarily reflects investments in price and higher employee wage and benefit costs in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.
The following is a reconciliation of Net loss to Adjusted EBITDA (in millions):

	16 weeks ended
	June 17, 2017	June 18, 2016
Net loss	$(204.9)	$(133.6)
Depreciation and amortization	578.4	531.8
Interest expense, net	270.5	313.7
Income tax expense	0.4	24.1
EBITDA	644.4	736.0

Loss (gain) on interest rate and commodity hedges, net	1.1	(8.7)
Acquisition and integration costs (1)	57.9	73.7
Equity-based compensation expense	8.8	15.8
Net gain on property dispositions, asset impairment and lease exit costs	(1.9)	(43.5)
LIFO expense	15.7	13.5
Collington acquisition (2)	—	78.9
Facility closures and related transition costs (3)	4.5	11.5
Fair value adjustments to CVRs	29.1	7.2
Other (4)	12.1	(2.9)
Adjusted EBITDA	$771.7	$881.5
(1) Primarily includes costs related to acquisitions, integration of acquired businesses and expenses related to management fees paid in connection with acquisition and financing activities.
(2) The 16 weeks ended June 18, 2016 includes a charge to pension expense, net related to the settlement of a pre-existing contractual relationship and assumption of the pension plan related to the Collington acquisition.
(3) Includes costs related to facility closures and the transition to our decentralized operating model.
(4) Primarily includes lease adjustments related to deferred rents and deferred gains on leases. Also includes amortization of unfavorable leases on acquired Safeway surplus properties, estimated losses related to the security breach, earnings from Casa Ley, foreign currency translation gains, costs related to our initial public offering and pension expense (exclusive of the charge related to the Collington acquisition) in excess of cash contributions.

The following is a reconciliation of cash flow from operations to free cash flow (in millions):

	16 weeks ended
	June 17, 2017	June 18, 2016
Cash flow provided by operating activities	$654.3	$570.1
Income tax expense	0.4	24.1
Deferred income taxes	71.5	145.4
Interest expense, net	270.5	313.7
Changes in operating assets and liabilities	(258.3)	(214.6)
Amortization and write-off of deferred financing costs	(15.7)	(25.8)
Acquisition and integration costs	57.9	73.7
Other adjustments	(8.9)	(5.1)
Adjusted EBITDA	771.7	881.5
Less: capital expenditures	(422.6)	(397.8)
Free cash flow	$349.1	$483.7

LIQUIDITY AND CAPITAL RESOURCES
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $654.3 million for the first quarter of fiscal 2017 compared to $570.1 million for the first quarter of fiscal 2016. The increase in cash flow from operations was primarily due to a decrease of $86.4 million in income taxes paid and $22.6 million in lower interest paid, partially offset by lower operating income and other changes in working capital.
Net Cash Used In Investing Activities
Net cash used in investing activities was $474.5 million for the first quarter of fiscal 2017 compared to $235.5 million for the first quarter of fiscal 2016.
Payments for property and equipment, including lease buyouts, of $422.6 million, and the acquisition of MedCart for $34.5 million comprised the primary cash used in investing activities for the first quarter of fiscal 2017.

For the first quarter of fiscal 2016, payments for property and equipment, including lease buyouts, of $397.8 million, payments for business acquisitions, consisting primarily of 29 stores from Haggen, of $146.6 million and an increase in restricted cash of $90.8 million were partially offset by proceeds from the sale of assets of $336.2 million. Asset sale proceeds were primarily from the sale and subsequent leaseback of two distribution centers in Southern California and the sale of a portfolio of surplus properties.
In fiscal 2017, we expect to spend approximately $1.5 billion in capital expenditures, including $175.0 million of Safeway integration-related capital expenditures, as follows (in millions):

Projected Fiscal 2017 Capital Expenditures
Integration capital	$175.0
New stores and remodels	575.0
Maintenance	225.0
Supply chain	175.0
IT	175.0
Real estate and expansion capital	175.0
Total	$1,500.0

Net Cash (Used In) Provided by Financing Activities
Net cash used in financing activities was $335.6 million for the first quarter of fiscal 2017 compared to cash provided by financing activities of $561.9 million for the first quarter of fiscal 2016.
Net cash used in financing activities was primarily due to payments on long-term debt and capital lease obligations of $299.1 million for the first quarter of fiscal 2017.
Net cash provided by financing activities consisted primarily of proceeds from the issuance of long-term debt of $1,300.0 million partially offset by payments on long-term debt and capital lease obligations of $682.8 million for the first quarter of fiscal 2016.
On June 30, 2017, our parent, AB Acquisition, made a cash distribution of $250.0 million to its members, which was funded with the Company's cash on hand.
Debt Management
On June 16, 2017, we repaid $250.0 million of the existing term loans. In addition, on June 27, 2017, we entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches consist of $3,013.6 million of a new Term B-4 Loan, $1,139.3 million of a new Term B-5 Loan and $1,596.0 million of a new Term B-6 Loan (collectively, the "New Term Loans"). The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The New Term Loans, together with cash on hand, were used to repay the term loans then outstanding under the term loan agreement.
As of June 17, 2017, we maintained a $4.0 billion senior secured asset-based loan facility (our "ABL Facility") that, unless extended, terminates on December 21, 2020. As of June 17, 2017, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.1 billion (net of letter of credit usage of $621.3 million). As of February 25, 2017, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.0 billion (net of letter of credit usage of $622.3 million).
Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.5 billion to $5.0 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases, capital leases and our transition services agreements with SuperValu. Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a fair and consistent manner. See Note 1 - Basis of presentation and summary of significant accounting policies in our consolidated financial statements, included in our Form S-4 filed with the SEC on May 19, 2017, as amended, for a discussion of our significant accounting policies.

RECENTLY ISSUED AND RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 1 - Basis of presentation and summary of significant accounting policies of our unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in our registration statement on Form S-4 filed with the SEC on May 19, 2017, as amended.

Item 4 - Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter ended June 17, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Various claims and lawsuits arising in the normal course of business, including suits charging violations of certain wage and hour or civil rights laws, are pending against the Company. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. Any damages that may be awarded in antitrust cases will be automatically trebled. See also the matters under the caption Legal Contingencies in Note 7 - Commitments, contingencies and off balance sheet arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company’s exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A - Risk Factors

There have been no material changes in the risk factors previously included in our registration statement on form S-4 filed with the SEC on May 19, 2017, as amended, under the heading “Risk Factors.”

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

None

Item 6 - Exhibits

4.1 (a)    Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the “Issuers”), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the Issuers’ 6.625% Senior Notes due 2024

4.2 (a)    Second Supplemental Indenture dated as of April 21, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC (collectively, the “Issuers”), certain subsidiaries of the Issuers, as guarantors, and Wilmington Trust, National Association, as trustee with respect to the Issuers’ 5.750% Senior Notes due 2025

4.3 (a)    Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC, the additional issuers, and Wilmington Trust, National Association, as trustee with respect to the 6.625% Senior Notes due 2024

4.4 (a)    Third Supplemental Indenture dated as of May 5, 2017, by and among Albertsons Companies, LLC, New Albertson’s, Inc., Safeway Inc. and Albertson’s LLC, the additional issuers and Wilmington Trust, National Association, as trustee with respect to the 5.750% Senior Notes due 2025

4.5 (b)    Amendment No. 6, dated as of June 27, 2017 to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s Companies, LLC, Albertson’s LLC, Safeway Inc. and the other co-borrowers thereto, as guarantors, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent.

12.1 Computation of Ratio of Earnings to Fixed Charges

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (c) Certification of the Principal Executive Officer and of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS - XBRL Instance Document

EXHIBIT 101.SCH - XBRL Taxonomy Extension Schema Document

EXHIBIT 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed as an exhibit to the Registrant's Registration Statement on Form S-4 filed with the SEC on May 19, 2017 and incorporated herein by reference.
(b) Filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on June 28, 2017 and incorporated herein by reference.
(c) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, LLC (Registrant)

Date: August 1, 2017	By:	/s/ Robert G. Miller
Robert G. Miller
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Albertsons Companies, LLC (Registrant)

Date: August 1, 2017	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)