Form 10-Q
period 2017-09-09
Albertsons Companies, LLC
filed 2017-10-23
CIK 1704956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	September 9, 2017	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$572.2	$1,219.2
Receivables, net	608.8	631.0
Inventories, net	4,420.6	4,464.0
Other current assets	321.6	479.0
Total current assets	5,923.2	6,793.2

Property and equipment, net	11,277.5	11,511.8
Intangible assets, net	3,250.5	3,497.8
Goodwill	1,037.1	1,167.8
Other assets	846.2	784.4
TOTAL ASSETS	$22,334.5	$23,755.0

LIABILITIES
Current liabilities
Accounts payable	$3,010.4	$3,034.7
Accrued salaries and wages	1,013.8	1,007.5
Current maturities of long-term debt and capitalized lease obligations	178.7	318.5
Other current liabilities	1,402.9	1,380.1
Total current liabilities	5,605.8	5,740.8

Long-term debt and capitalized lease obligations	11,747.1	12,019.4
Deferred income taxes	1,350.9	1,479.8
Other long-term liabilities	3,034.5	3,143.8

Commitments and contingencies

MEMBER EQUITY
Member investment	1,750.3	1,999.3
Accumulated other comprehensive income (loss)	21.3	(12.8)
Accumulated deficit	(1,175.4)	(615.3)
Total member equity	596.2	1,371.2
TOTAL LIABILITIES AND MEMBER EQUITY	$22,334.5	$23,755.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in millions)
(unaudited)

	12 weeks ended		28 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Net sales and other revenue	$13,831.7	$13,856.1	$32,291.7	$32,247.8
Cost of sales	10,102.0	10,090.2	23,503.5	23,360.9
Gross profit	3,729.7	3,765.9	8,788.2	8,886.9

Selling and administrative expenses	3,801.2	3,664.7	8,769.1	8,586.3
Goodwill impairment	142.3	—	142.3	—
Operating (loss) income	(213.8)	101.2	(123.2)	300.6

Interest expense, net	214.8	257.9	485.3	571.6
Loss on debt extinguishment	—	111.7	—	111.7
Other (income) expense	(5.7)	8.3	18.9	3.5
Loss before income taxes	(422.9)	(276.7)	(627.4)	(386.2)

Income tax benefit	(67.7)	(38.6)	(67.3)	(14.5)
Net loss	$(355.2)	$(238.1)	$(560.1)	$(371.7)

Other comprehensive income (loss):
(Loss) gain on interest rate swaps, net of tax	(1.2)	4.1	0.4	0.8
Recognition of pension gain (loss), net of tax	0.8	0.8	3.6	(13.0)
Foreign currency translation adjustment, net of tax	2.8	(2.7)	25.9	(7.9)
Other, net of tax	3.8	(0.6)	4.2	(0.1)
Comprehensive loss	$(349.0)	$(236.5)	$(526.0)	$(391.9)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	28 weeks ended
	September 9, 2017	September 10, 2016
Cash flows from operating activities:
Net loss	$(560.1)	$(371.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss (gain) on property dispositions, asset impairment and lease exit costs	51.3	(50.8)
Goodwill impairment	142.3	—
Depreciation and amortization	1,017.6	949.0
LIFO expense	23.6	19.7
Deferred income tax	(127.9)	(236.9)
Pension and post-retirement benefits expense	13.2	87.0
Contributions to pension and post-retirement benefit plans	(6.4)	(7.4)
Gain on interest rate swaps and commodity hedges, net	(3.3)	(7.4)
Amortization and write-off of deferred financing costs	40.9	53.1
Loss on debt extinguishment	—	111.7
Equity-based compensation expense	18.1	15.3
Other	58.7	51.9
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	21.7	(9.4)
Inventories, net	22.4	3.4
Accounts payable, accrued salaries and wages and other accrued liabilities	79.8	89.1
Other operating assets and liabilities	80.8	190.3
Net cash provided by operating activities	872.7	886.9

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(34.5)	(160.9)
Payments for property, equipment and intangibles, including payments for lease buyouts	(752.6)	(740.2)
Proceeds from sale of assets	15.7	396.1
Changes in restricted cash	(1.7)	(89.6)
Other	17.0	63.6
Net cash used in investing activities	(756.1)	(531.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40.0	2,852.9
Payments on long-term borrowings	(445.4)	(2,615.1)
Payment of make-whole premium on debt extinguishment	—	(87.7)
Payments of obligations under capital leases	(56.0)	(62.9)
Payments for debt financing costs	(1.5)	(30.9)
Member distribution	(250.0)	—
Other	(50.7)	(61.3)
Net cash used in financing activities	(763.6)	(5.0)

Net (decrease) increase in cash and cash equivalents	(647.0)	350.9
Cash and cash equivalents at beginning of period	1,219.2	579.7
Cash and cash equivalents at end of period	$572.2	$930.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, LLC and subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 25, 2017 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 25, 2017, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Registration Statement on Form S-4 (File No. 333-218138) filed May 19, 2017, as amended. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company’s results of operations are for the 12 and 28 weeks ended September 9, 2017 and September 10, 2016. The Company is a wholly owned subsidiary of AB Acquisition LLC ("AB Acquisition"), and has no separate assets or liabilities other than its investments in its subsidiaries. The Company's parent, AB Acquisition, is owned by a consortium of investors led by Cerberus Capital Management, L.P.
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets and Other assets within the Condensed Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $11.6 million and $9.9 million of restricted cash as of September 9, 2017 and February 25, 2017, respectively.
Inventories, net: Substantially all of the Company’s inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances.

The Company uses either item-cost or the retail inventory method to value discrete inventory items at lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $7.9 million and $6.2 million for the 12 weeks ended September 9, 2017 and September 10, 2016, respectively, and $23.6 million and $19.7 million for the 28 weeks ended September 9, 2017 and September 10, 2016, respectively.

Acquisitions: On May 31, 2017, the Company acquired MedCart Specialty Pharmacy for $34.5 million, including the cost of acquired inventory. The acquisition was accounted for under the acquisition method of accounting and resulted in $11.6 million of goodwill that is expected to be deductible for tax purposes. In connection with the purchase, the Company provided an earn-out opportunity that has the potential to pay the sellers an additional $17.2 million, collectively, if the business achieves specified performance targets during the first three years subsequent to the acquisition. As the earn-out is conditioned on the continued service of the sellers, it will be recorded as future compensation expense based on the probability of achieving the performance targets. Pro forma results are not presented, as the acquisition was not considered material to the Company.

On September 20, 2017, subsequent to the end of the second quarter of fiscal 2017, the Company acquired DineInFresh, Inc. ("Plated"), a provider of meal kit services. The acquisition consideration was comprised of $125.0 million in initial cash consideration, $50.0 million in deferred cash consideration to be paid over the next three years, and an earn-out of up to a maximum of $125.0 million, in cash or equity that is puttable to the Company in the event the Company's parent does not complete an initial public offering or change of control within a certain period of time following the closing, to be paid over the next three years if the business achieves specified performance targets. The acquisition

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

will be accounted for under the acquisition method of accounting, and the Company is currently evaluating the accounting for the earn-out.
Goodwill: The Company reviews goodwill for impairment annually on the first day of its fourth quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. Beginning on the first day of fiscal 2017, the Company prospectively adopted accounting guidance that simplifies goodwill impairment testing. For additional information, see Recently adopted accounting standards below.
During the 12 weeks ended September 9, 2017, there was a sustained decline in the market multiples of publicly traded peer companies. In addition, during the 12 weeks ended September 9, 2017, the Company revised its short-term operating plan. As a result, the Company determined that an interim review of its recoverability of goodwill was necessary. Consequently, the Company recorded a goodwill impairment loss of $142.3 million, substantially all within the Acme reporting unit relating to the November 2015 acquisition of stores from The Great Atlantic and Pacific Tea Company, Inc., due to changes in the estimate of its long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. The goodwill impairment loss was based on a quantitative analysis using a combination of a discounted cash flow model (income approach) and a guideline public company comparative analysis (market approach).
The following table summarizes the changes in the Company's goodwill balances (in millions):

	September 9, 2017	February 25, 2017
Balance at beginning of year	$1,167.8	$1,131.1
Acquisitions	11.6	36.7
Impairment	(142.3)	—
Balance at end of year	$1,037.1	$1,167.8
Income taxes: Income tax benefit was $67.7 million and $38.6 million for the 12 weeks ended September 9, 2017 and September 10, 2016, respectively. Income tax benefit was $67.3 million and $14.5 million for the 28 weeks ended September 9, 2017 and September 10, 2016, respectively. The increase in Income tax benefit was primarily the result of an increase in loss before income taxes and a change in the mix of the Company's income (loss) between companies within its affiliated group. The Company is organized as a limited liability company, wholly owned by its parent, AB Acquisition, and conducts its operations primarily through limited liability companies and Subchapter C corporations. The Company provides for federal and state income taxes on its Subchapter C corporations, which are subject to entity-level tax, and state income taxes on its limited liability companies where applicable. As such, the Company's effective tax rate can fluctuate from period to period depending on the mix of pre-tax income or loss between its limited liability companies and Subchapter C corporations.

Segments: The Company and its subsidiaries operate food and drug retail stores that offer grocery products, general merchandise, health and beauty care products, pharmacy, fuel and other items and services. The Company's retail operating divisions are geographically based, have similar economic characteristics and similar expected long-term financial performance. The Company's operating segments and reporting units are its 13 divisions, which have been aggregated into one reportable segment. Each reporting unit constitutes a business for which discrete financial information is available and for which management regularly reviews the operating results. Across all operating segments, the Company operates primarily one store format. Each store offers the same general mix of products with similar pricing to similar categories of customers, has similar distribution methods, operates in similar regulatory environments and purchases merchandise from similar or the same vendors. Except for an equity method investment in Casa Ley, S.A. de C.V. ("Casa Ley"), all of the Company's retail operations are domestic.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				28 weeks ended
	September 9, 2017		September 10, 2016		September 9, 2017		September 10, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-perishables (1)	$6,217.2	44.9%	$6,264.7	45.2%	$14,410.5	44.7%	$14,613.2	45.4%
Perishables (2)	5,595.1	40.5%	5,601.6	40.4%	13,158.7	40.7%	13,009.1	40.3%
Pharmacy	1,136.7	8.2%	1,173.2	8.5%	2,671.1	8.3%	2,739.9	8.5%
Fuel	715.7	5.2%	642.2	4.6%	1,659.7	5.1%	1,454.9	4.5%
Other (3)	167.0	1.2%	174.4	1.3%	391.7	1.2%	430.7	1.3%
Net sales and other revenue	$13,831.7	100.0%	$13,856.1	100.0%	$32,291.7	100.0%	$32,247.8	100.0%
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

Recently issued accounting standards: In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt this guidance in the first quarter of fiscal 2018. The Company continues to expect that the adoption of this standard will not have a material effect on its Consolidated Financial Statements. Arrangements where the Company has determined it acts as a principal versus an agent in certain third party arrangements are expected to remain relatively unchanged upon adoption. While not material, the implementation will impact the timing of revenue recognition related to the unredeemed portion of Company-issued gift cards, which will be recognized in proportion to customer redemptions of the gift cards, rather than waiting until the likelihood of redemption becomes remote. The Company's evaluation of the standard is ongoing related to the potential impact on customer loyalty programs. The Company also continues to evaluate the adoption method for implementation.

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842). The ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will require both classifications of leases, operating and capital, to be recognized on the balance sheet. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease will depend on its classification. The ASU also will require disclosures to help investors and other financial

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company plans to adopt this guidance in the first quarter of fiscal 2019. The adoption of this ASU will result in the recognition of significant right-of-use assets and lease liabilities in the Company's Consolidated Balance Sheets. The Company's assessment is ongoing, including the assessment of other potential impacts of this pronouncement on the Consolidated Financial Statements and disclosures.

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

NOTE 2 - PROPERTIES
Sale-Leaseback

On September 25, 2017, certain subsidiaries of the Company entered into an agreement relating to the sale of 71 of the Company’s store properties for an aggregate purchase price, exclusive of closing costs, of approximately $720 million. The estimated after-tax net proceeds are expected to be approximately $650 million. The Company intends to use the net proceeds to pay down outstanding debt or invest in the Company's operations. Upon closing of the sale of the properties, the Company will enter into lease agreements for each of the properties for initial terms of 20 years with varying multiple five-year renewal options, that are expected to qualify for sale-leaseback accounting. Any gain on the sale of these properties will be deferred and amortized over the term of the leases. The aggregate initial annual rent payment for the 71 properties is expected to be approximately $46 million to $50 million, with scheduled rent increases occurring generally every one or five years over the initial 20-year term. This transaction, which is subject to customary closing conditions, is expected to be completed during the third quarter of fiscal 2017.
Impairment of Long-Lived Assets and Lease Exit Costs

In accordance with the Company’s accounting policy for impairment of long-lived assets and lease exits costs, the Company recorded store asset impairment losses of $44.0 million and $11.8 million in losses on leases related to the closure of retail stores during the 12 weeks ended September 9, 2017. In addition, during the 12 weeks ended September 9, 2017, the Company recorded an impairment loss of $11.5 million related to information technology assets. The store impairment losses primarily related to underperforming stores and the information technology asset impairment loss related to the Company’s development of a new digital platform. The impairment losses were recorded as a component of Selling and administrative expenses.

NOTE 3 - FAIR VALUE MEASUREMENTS
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

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of September 9, 2017 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$74.0	$74.0	$—	$—
Short-term investments (1)	23.1	20.5	2.6	—
Non-current investments (2)	97.7	45.2	52.5	—
Total	$194.8	$139.7	$55.1	$—
Liabilities:
Derivative contracts (3)	$90.4	$—	$90.4	$—
Contingent consideration (4)	310.4	—	—	310.4
Total	$400.8	$—	$90.4	$310.4
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
(4) Relates to contingent value rights ("CVRs"). Included in Other current liabilities on the Condensed Consolidated Balance Sheets.
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

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
(4) Relates to CVRs. Included in Other current liabilities on the Condensed Consolidated Balance Sheets.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the 28 weeks ended September 9, 2017 follows (in millions):

Contingent consideration
Beginning balance	$281.0
Change in fair value	34.2
Payments	(4.8)
Ending balance	$310.4
The estimated fair value of the Company’s debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of September 9, 2017, the fair value of total debt was $10,660.6 million compared to the carrying value of $11,406.7 million, excluding debt discounts and deferred financing costs. As of February 25, 2017, the fair value of total debt was $11,882.8 million compared to the carrying value of $11,812.1 million, excluding debt discounts and deferred financing costs.
Assets Measured at Fair Value on a Non-Recurring Basis

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill, which are evaluated for impairment. Long-lived assets include store-related assets such as property and equipment and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. As described elsewhere in these Condensed Consolidated Financial Statements, the Company recorded a goodwill impairment loss of $142.3 million and long-lived asset impairment losses of $55.5 million during the 12 weeks ended September 9, 2017. No material impairments were recorded during the 12 weeks ended September 10, 2016.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS
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
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the effective portion of the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other (income) expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company has entered into several swaps with maturity dates in 2019 and 2021 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of both September 9, 2017 and February 25, 2017 were $3,968.6 million, of which $3,910.6 million are designated as Cash Flow Hedges as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan’s maturity.

As of September 9, 2017 and February 25, 2017, the fair value of the cash flow interest rate swap liability was $90.7 million and $99.2 million, respectively, and was recorded in Other current liabilities.

Activity related to the Company’s derivative instruments designated as Cash Flow Hedges consisted of the following (in millions):

	Amount of (loss) income recognized from derivatives
Derivatives designated as hedging instruments	12 weeks ended September 9, 2017	12 weeks ended September 10, 2016	Location of (loss) income recognized from derivatives
Designated interest rate swaps	$(1.2)	$4.1	Other comprehensive income (loss), net of tax

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	28 weeks ended September 9, 2017	28 weeks ended September 10, 2016	Location of income recognized from derivatives
Designated interest rate swaps	$0.4	$0.8	Other comprehensive income (loss), net of tax

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Activity related to the Company’s derivative instruments not designated as hedging instruments consisted of the following (in millions):

	Amount of loss recognized from derivatives
Derivatives not designated as hedging instruments	12 weeks ended September 9, 2017	12 weeks ended September 10, 2016	Location of loss recognized from derivatives
Undesignated and ineffective portion of interest rate swaps	$(0.5)	$—	Other (income) expense

	Amount of loss recognized from derivatives
Derivatives not designated as hedging instruments	28 weeks ended September 9, 2017	28 weeks ended September 10, 2016	Location of loss recognized from derivatives
Undesignated and ineffective portion of interest rate swaps	$(0.8)	$—	Other (income) expense

NOTE 5 - LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
The Company’s long-term debt as of September 9, 2017 and February 25, 2017, net of unamortized debt discounts of $286.6 million and $310.0 million, respectively, and deferred financing costs of $87.4 million and $118.2 million, respectively, consisted of the following (in millions):

	September 9, 2017	February 25, 2017
Albertsons Term Loans due 2021 to 2023, interest rate range of 4.00% to 4.32%	$5,627.6	$5,853.0
Albertsons Senior Unsecured Notes due 2024 and 2025, interest rate of 6.625% and 5.750%, respectively	2,474.5	2,473.0
NAI Notes due 2018 to 2031, interest rate range of 6.47% to 8.70%	1,530.4	1,552.2
Safeway Notes due 2019 to 2031, interest rate range of 3.95% to 7.45%	1,266.9	1,368.4
Other Notes Payable, unsecured	111.4	114.9
Mortgage Notes Payable, secured	21.9	22.4
Total debt	11,032.7	11,383.9
Less current maturities	(70.8)	(203.8)
Long-term portion	$10,961.9	$11,180.1
The Company's term loans ("Albertsons Term Loans"), asset-based loan (“ABL”) facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company’s ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to AB Acquisition. As a result, all of the Company’s consolidated net assets are effectively restricted with respect to their ability to be transferred to AB Acquisition. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4% of the Company’s total assets (which is measured

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. During the 12 weeks ended September 9, 2017, the Company utilized the foregoing exception in connection with the Distribution (as defined herein). The Company was in compliance with all such covenants and provisions as of and for the 28 weeks ended September 9, 2017.
Term Loans
On June 16, 2017, the Company repaid $250.0 million of the existing term loans. In connection with the repayment, the Company wrote off $7.6 million of deferred financing costs and original issue discount.
In addition, on June 27, 2017, the Company entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches consist of $3,013.6 million of a new Term B-4 Loan, $1,139.3 million of a new Term B-5 Loan and $1,596.0 million of a new Term B-6 Loan. The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The repricing amendment to the term loans was accounted for as a debt modification. In connection with the term loan amendment, the Company expensed $3.9 million of financing costs and also wrote off $17.8 million of deferred financing costs associated with the original term loans.
Asset-Based Loan Facility
As of September 9, 2017 and February 25, 2017, there were no loans outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $636.2 million and $622.3 million, respectively.
Capitalized Lease Obligations
The Company's capitalized lease obligations were $893.1 million and $954.0 million as of September 9, 2017 and February 25, 2017, respectively. Current maturities of capitalized lease obligations were $107.9 million and $114.7 million and long-term maturities were $785.2 million and $839.3 million, as of September 9, 2017 and February 25, 2017, respectively.

NOTE 6 - EMPLOYEE BENEFIT PLANS
Pension Plans

On May 15, 2016, the Company, through an indirect, wholly-owned subsidiary, acquired 100% of the outstanding equity of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. ("C&S") for nominal cash consideration and the assumption of certain liabilities, primarily related to employee compensation and benefits of the workforce acquired. Prior to the acquisition, C&S, through its wholly-owned subsidiary, Collington, managed and operated the Company's distribution center located in Upper Marlboro, Maryland. By purchasing the equity of Collington, the Company settled a pre-existing reimbursement arrangement under the previous supply agreement relating to the pension plan in which Collington employees participate. Consequently, the Company, through its newly acquired subsidiary, Collington, assumed primary liability for the Collington employees participating in the pension plan. Prior to the acquisition of Collington, the pension plan was a multiple-employer plan, with Safeway Inc. ("Safeway"), a wholly-owned subsidiary of the Company, and C&S being the respective employers. The Safeway portion of the plan was accounted for as a multiemployer plan, with the C&S portion being accounted for by the Company through the previous supply agreement. Also, contemporaneously with the acquisition of Collington, the Company negotiated a new supply agreement with C&S and negotiated concessions directly from the unions representing the Collington employees at the distribution center. The acquisition of Collington resulted in a charge of

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

approximately $78.9 million to net pension expense during the 16 weeks ended June 18, 2016. Upon the assumption of the C&S portion of the pension plan through the equity acquisition, the multiple-employer pension plan was accounted for as a single employer plan. The plan assets were commingled with the assets in Safeway's defined benefit pension plan (the "Safeway Plan") under a master trust arrangement prior to this transaction and on December 30, 2016, this plan and the Safeway Plan were formally merged.

The Company also contributes to various multiemployer pension plans based on obligations arising from most of its collective bargaining agreements. These plans provide retirement benefits to participants based on their service to contributing employers. The Company recognizes expense in connection with these plans as contributions are funded.
Other Post-Retirement Benefits

In connection with the Collington transaction, the Company negotiated with the respective unions a new unfunded post-retirement obligation with a projected benefit obligation of approximately $15.5 million, recorded through Other comprehensive income (loss) as prior service cost during the 28 weeks ended September 10, 2016.

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Estimated return on plan assets	$(27.6)	$(28.6)	$—	$—
Service cost	11.5	9.7	0.2	0.1
Interest cost	20.4	20.0	0.2	0.2
Amortization of prior service cost	—	—	0.9	0.8
Amortization of unrecognized gain/loss	0.1	—	—	—
Net expense	$4.4	$1.1	$1.3	$1.1

	28 weeks ended
	Pension		Other post-retirement benefits
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Estimated return on plan assets	$(64.4)	$(63.4)	$—	$—
Service cost	26.8	25.9	0.5	0.1
Interest cost	47.5	44.3	0.5	0.4
Amortization of prior service cost	0.1	—	2.0	0.8
Amortization of unrecognized gain/loss	0.2	—	—	—
Collington acquisition	—	78.9	—	—
Net expense	$10.2	$85.7	$3.0	$1.3

The Company contributed $4.3 million and $6.4 million to its defined benefit pension plans and post-retirement benefit plans during the 12 weeks and 28 weeks ended September 9, 2017, respectively. For the 12 and 28 weeks ended September 10, 2016, the Company contributed $2.2 million and $7.4 million, respectively. For the remainder of fiscal 2017, the Company currently anticipates contributing an additional $15.5 million to these plans.
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's Board of Managers. Total contributions accrued for these plans were $9.6 million and $9.3 million for the 12 weeks ended September 9, 2017 and September 10, 2016, respectively. For the 28 weeks ended September 9, 2017 and September 10, 2016, total contributions accrued were $23.2 million and $22.1 million, respectively.

NOTE 7 - RELATED PARTIES AND OTHER RELATIONSHIPS
Contractual Agreements with SuperValu
On October 17, 2017, the Company exercised its right to terminate the Transition Services Agreements ("TSAs") with SUPERVALU INC. ("SuperValu"). The Company's TSAs will terminate during the third quarter of fiscal 2018, subject to certain exceptions.
Summary of SuperValu activity

Activities with SuperValu that are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in millions):

	12 weeks ended		28 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Supply agreements included in Cost of sales	$400.3	$448.3	$908.9	$979.9
Selling and administrative expenses	29.6	44.9	72.6	96.5
Total	$429.9	$493.2	$981.5	$1,076.4
AB Acquisition

Certain employees of the Company participate in equity-based incentive plans of the Company's parent, AB Acquisition. Awards under the plans vest over a service period, upon achievement of certain performance and related thresholds, or a combination of both. Equity-based compensation expense recognized by the Company related to these plans was $9.3 million and $(0.5) million for the 12 weeks ended September 9, 2017 and September 10, 2016, respectively. For the 28 weeks ended September 9, 2017 and September 10, 2016, equity-based compensation expense was $18.1 million and $15.3 million, respectively.

The Company recorded an income tax benefit of $1.9 million and an income tax expense of $0.1 million related to equity-based compensation for the 12 weeks ended September 9, 2017 and September 10, 2016, respectively. For the 28 weeks ended September 9, 2017 and September 10, 2016, the Company recorded a tax benefit of $3.7 million and $3.2 million, respectively.

As of September 9, 2017, there was $54.0 million of unrecognized costs related to awards granted by AB Acquisition that the Company expects to recognize over a weighted average period of 1.8 years.

On June 30, 2017, the Company’s parent, AB Acquisition, made a cash distribution of $250.0 million to its members (the "Distribution"). In connection with the Distribution, the AB Acquisition members' agreement was amended such that holders of the Investor incentive units, Series 1 incentive units and Series 2 incentive units would participate in the Distribution. As a result of the amendment, equity-based compensation expense recognized for the 12 weeks ended September 9, 2017 includes $2.4 million of additional expense.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director’s office of the California Department of Industrial Relations (the “DIR”), notified SuperValu, which was then the owner of New Albertson's, Inc., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company’s, and certain other subsidiaries’ California self-insured workers’ compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers’ compensation claims with respect to the applicable businesses, and a decline in SuperValu’s net worth. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide an irrevocable LOC. The amount of the LOC is adjusted semi-annually based on annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $245.6 million as of September 9, 2017 and $237.6 million as of February 25, 2017.

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
Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition.

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

Drug Enforcement Administration: During fiscal 2014, the Company received two subpoenas from the Drug Enforcement Administration ("DEA") requesting information concerning the Company's record keeping, reporting and related practices concerning the theft or significant loss of controlled substances. On June 7, 2016, the Company received a third subpoena requesting information concerning potential diversion by one former employee in the Seattle/Tacoma area (Washington State). On July 18, 2017, the DEA and Department of Justice announced that they had reached an agreement with Safeway with respect to the matters under investigation. Under the agreement, Safeway has (1) paid a penalty of $3.0 million; (2) surrendered its controlled substances license at one of its pharmacies in

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

California, and has had its controlled substances license at one of its pharmacies in Washington State suspended for four months; and (3) is subject to a three year corrective action plan.

Office of Inspector General: In January 2016, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services (the “OIG”) pertaining to the pricing of drugs offered under the Company’s MyRxCare discount program and the impact on reimbursements to Medicare, Medicaid and TRICARE (the “Government Health Programs”). In particular, the OIG is requesting information on the relationship between the prices charged for drugs under the MyRxCare program and the “usual and customary” prices reported by the Company in claims for reimbursements to the Government Health Programs or other third party payors. The Company is cooperating with the OIG in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

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

On August 5, 2016, the Company was notified that MasterCard had asserted its initial assessment for incremental counterfeit fraud losses and non-ordinary course expenses (such as card reissuance costs) as well as a case management assessment. The Company believes it is probable that other payment card networks will make claims against the Company. If other payment card networks assert claims against the Company, the Company currently intends to dispute those claims and assert available defenses. At the present time, the Company believes that it is probable that the Company will incur a loss in connection with the claims or potential claims from the payment card networks. On December 5, 2016, the Company was further notified that MasterCard had asserted its final assessment of approximately $6.0 million, which the Company paid on December 9, 2016; however, the Company disputes the MasterCard assessment and, on March 10, 2017, filed a lawsuit against MasterCard seeking recovery of the assessment. On May 5, 2017, MasterCard filed a motion to dismiss the litigation. In a decision dated August 25, 2017, the court denied MasterCard's motion. The Company has recorded an estimated liability for probable losses that it expects to incur in connection with the claims or potential claims to be made by the payment card networks. The estimated liability is based on information currently available to the Company and may change as new information becomes available or if other payment card networks assert claims against the Company. The Company will continue to evaluate information as it becomes available and will record an estimate of additional losses, if any, when it is both probable that a loss has

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

been incurred and the amount of the loss is reasonably estimable. Currently, the potential range of any loss above the Company’s currently recorded amount cannot be reasonably estimated given no claims have been asserted to date by the payment card networks other than MasterCard and because significant factual and legal issues remain unresolved. On October 20, 2015, the Company agreed with one of its third party payment administrators to provide a $15.0 million LOC to cover any claims from the payment card networks and to maintain a minimum level of card processing until the potential claims from the payment card networks are resolved.

As a result of the criminal intrusions, two class action complaints were filed against the Company by consumers and are currently pending, Mertz v. SuperValu Inc. et al, filed in federal court in the state of Minnesota and Rocke v. SuperValu Inc. et al, filed in federal court in the state of Idaho, alleging deceptive trade practices, negligence and invasion of privacy. The plaintiffs seek unspecified damages. The Judicial Panel on Multidistrict Litigation has consolidated the class actions and transferred the cases to the District of Minnesota. On August 10, 2015, the Company and SuperValu filed a motion to dismiss the class actions, which was granted without prejudice on January 7, 2016. The plaintiffs filed a motion to alter or amend the court's judgment, which was denied on April 20, 2016. The court also denied leave to amend the complaint. On May 18, 2016, the plaintiffs filed a notice of appeal to the Eighth Circuit Court of Appeals and defendants filed a cross-appeal. In a decision dated August 30, 2017, the Eighth Circuit Court of Appeals reversed the District Court’s dismissal of the case as to one of the 16 named plaintiffs, affirmed the dismissal as to the remaining 15 named plaintiffs and remanded the case to the District Court for further proceedings.

On October 6, 2015, AB Acquisition received a letter from the Office of Attorney General of the Commonwealth of Pennsylvania stating that the Illinois and Pennsylvania Attorneys General Offices are leading a multi-state group that includes the Attorneys General for 14 other states requesting specified information concerning the two data breach incidents. The multi-state group has not made a monetary demand, and the Company is unable to estimate the possibility of or reasonable range of loss, if any. The Company is cooperating with the investigation. Two of the Company's insurance carriers have denied the Company's claim for cyber insurance coverage for losses resulting from the intrusions based on, among other things, the insurers’ conclusions that the intrusions began prior to the start date for coverage under the cyber insurance policy. The Company responded to the insurers’ denials disagreeing with the conclusions and reserving its rights. The Company's claims with other of its insurance carriers remain outstanding.

Rodman: On June 17, 2011, a customer of Safeway’s home delivery business (safeway.com) filed a class action complaint in the United States District Court for the Northern District of California entitled Rodman v. Safeway Inc., alleging that Safeway had inaccurately represented on its home delivery website that the prices paid there were the same as the prices in the brick-and-mortar retail store. Rodman asserted claims for breach of contract and unfair business practices under California law. The court certified a class for the breach of contract claim, but denied class treatment for the California business practices claims. On December 10, 2014, the court ruled that the terms and conditions on Safeway’s website should be construed as creating a contractual promise that prices on the website would be the same as in the stores and that Safeway had breached the contract by charging more on the website. On August 31, 2015, the court denied Safeway’s affirmative defenses and arguments for limiting liability, and determined that website registrants since 2006 are entitled to approximately $31.0 million in damages (which amount was reduced to $23.2 million to correct an error in the court’s calculation), plus prejudgment interest. The court then set a trial date of December 7, 2015 to determine whether pre-2006 registrants were entitled to any recovery. The parties thereafter stipulated to facts regarding the pre-2006 registration process, whereupon the court vacated the December trial date and extended its prior liability and damages rulings to class members who registered before 2006. Consequently, on November 30, 2015, the court entered a final judgment in favor of the plaintiff class in the amount of $41.9 million (comprised of $31.0 million in damages and $10.9 million in prejudgment interest). Safeway filed a Notice of Appeal from that judgment to the Ninth Circuit Court of Appeals on December 4, 2015, contesting both liability and damages. On April 6, 2016, the plaintiff moved for discovery sanctions against Safeway in the district court, seeking an additional $2.0 million. A hearing on the sanctions motion was held on August 25, 2016, and the court awarded sanctions against the Company in an amount under $1.0 million. The Ninth Circuit Court of Appeals heard oral arguments on the appeal on June 12, 2017 and, on August 4, 2017, affirmed the judgment for the plaintiff. The Company has established an estimated liability for these claims.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Terraza/Lorenz: Two lawsuits have been brought against Safeway and the Safeway Benefits Plan Committee (the “Benefit Plans Committee,” and together with Safeway, the “Safeway Benefits Plans Defendants”) and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway’s 401(k) Plan (the “Safeway 401(k) Plan”). On July 14, 2016, a complaint (“Terraza”) was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint (“Lorenz”) was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan’s former recordkeepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. The Company believes these lawsuits are without merit and intends to contest each of them vigorously. The Safeway Benefits Plans Defendants have filed motions to dismiss both cases. Defendants have answered the complaints, and the parties are in the initial stages of discovery. The Company is currently unable to estimate the range of loss, if any, that may result from these matters due to the early procedural status of the cases. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz.
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
(unaudited)

NOTE 9 - OTHER COMPREHENSIVE INCOME OR LOSS

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	28 weeks ended September 9, 2017
	Total	Pension and Post-retirement benefit plans	Interest rate swaps	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(12.8)	$79.7	$(28.1)	$(66.1)	$1.7
Other comprehensive income (loss) before reclassifications	34.1	2.1	(22.4)	42.8	11.6
Amounts reclassified from accumulated other comprehensive income	17.9	2.0	20.9	—	(5.0)
Tax (expense) benefit	(17.9)	(0.5)	1.9	(16.9)	(2.4)
Current-period other comprehensive income, net	34.1	3.6	0.4	25.9	4.2
Ending AOCI balance	$21.3	$83.3	$(27.7)	$(40.2)	$5.9

	28 weeks ended September 10, 2016
	Total	Pension and Post-retirement benefit plans	Interest rate swaps	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(112.7)	$(2.3)	$(67.5)	$(45.6)	$2.7
Other comprehensive loss before reclassifications	(58.1)	(15.5)	(29.5)	(13.0)	(0.1)
Amounts reclassified from accumulated other comprehensive income	28.6	0.8	27.8	—	—
Tax benefit	9.3	1.7	2.5	5.1	—
Current-period other comprehensive (loss) income, net	(20.2)	(13.0)	0.8	(7.9)	(0.1)
Ending AOCI balance	$(132.9)	$(15.3)	$(66.7)	$(53.5)	$2.6

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

OVERVIEW
As of September 9, 2017, we operated 2,328 stores, 1,779 pharmacies and 393 adjacent fuel centers under 20 well-known banners across 35 states and the District of Columbia. In addition to our retail footprint, we believe that digital innovation is becoming increasingly important to the success of our Company as our customers’ preferences trend toward greater flexibility, convenience, service and personalization. We are continuously updating our digital offerings and improving our omnichannel presence, as evidenced by our recent purchase of DineInFresh, Inc. ("Plated"), upscale store remodels and new stores. We will now offer meal kits and prepared meals, as well as traditional grocery products, in store and online.

Second Quarter of Fiscal 2017 Highlights

•	Accelerated growth of online business

•	Enhanced digital and online offerings

•	Growth in Own Brands penetration

•	Converted IT Systems of 82 Albertsons bannered stores

•	Acquired Plated, a premier provider of meal kits

•	Opened 17 new and acquired stores and remodeled 80 stores year to date

•	Supported local communities in hurricane relief efforts
The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		28 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Stores, beginning of period	2,329	2,311	2,324	2,271
Acquired	—	12	5	68
Opened	7	1	12	3
Closed	(8)	(4)	(13)	(22)
Stores, end of period	2,328	2,320	2,328	2,320

RESULTS OF OPERATIONS
Comparison of 12 and 28 weeks ended September 9, 2017 to 12 and 28 weeks ended September 10, 2016:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 28 weeks ended September 9, 2017 ("second quarter of fiscal 2017" and "first 28 weeks of fiscal 2017", respectively) and 12 and 28 weeks ended September 10, 2016 ("second quarter of fiscal 2016" and "first 28 weeks of fiscal 2016", respectively). As of September 9, 2017 and September 10, 2016, we operated 2,328 and 2,320 stores, respectively.

	12 weeks ended
	September 9, 2017	% of Sales	September 10, 2016	% of Sales
Net sales and other revenue	$13,831.7	100.0%	$13,856.1	100.0%
Cost of sales	10,102.0	73.0%	10,090.2	72.8%
Gross profit	3,729.7	27.0%	3,765.9	27.2%
Selling and administrative expenses	3,801.2	27.5%	3,664.7	26.5%
Goodwill impairment	142.3	1.0%	—	—%
Operating (loss) income	(213.8)	(1.5)%	101.2	0.7%
Interest expense, net	214.8	1.6%	257.9	1.9%
Loss on debt extinguishment	—	—%	111.7	0.8%
Other (income) expense	(5.7)	—%	8.3	0.1%
Loss before income taxes	(422.9)	(3.1)%	(276.7)	(2.1)%
Income tax benefit	(67.7)	(0.5)%	(38.6)	(0.4)%
Net loss	$(355.2)	(2.6)%	$(238.1)	(1.7)%

	28 weeks ended

	September 9, 2017	% of Sales	September 10, 2016	% of Sales
Net sales and other revenue	$32,291.7	100.0%	$32,247.8	100.0%
Cost of sales	23,503.5	72.8%	23,360.9	72.4%
Gross profit	8,788.2	27.2%	8,886.9	27.6%
Selling and administrative expenses	8,769.1	27.2%	8,586.3	26.6%
Goodwill impairment	142.3	0.4%	—	—%
Operating (loss) income	(123.2)	(0.4)%	300.6	1.0%
Interest expense, net	485.3	1.5%	571.6	1.8%
Loss on debt extinguishment	—	—%	111.7	0.3%
Other expense	18.9	0.1%	3.5	—%
Loss before income taxes	(627.4)	(2.0)%	(386.2)	(1.1)%
Income tax benefit	(67.3)	(0.2)%	(14.5)	—%
Net loss	$(560.1)	(1.8)%	$(371.7)	(1.1)%

Identical Store Sales, Excluding Fuel
Identical store sales are defined as stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis, excluding fuel. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical store sales for the 12 and 28 weeks ended September 9, 2017 and 12 and 28 weeks ended September 10, 2016, respectively, were:

	12 weeks ended		28 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Identical store sales, excluding fuel	(1.8)%	0.1%	(2.0)%	1.7%
Our second quarter of fiscal 2017 identical store sales decrease was driven by a 4.0% decline in customer traffic, offset by an increase of 2.2% in average ticket size. During the 12 and 28 weeks ended September 9, 2017, our identical store sales were also impacted by a lack of food price inflation and making selective investments in prices to respond to the competitive environment and increase customer traffic.
Net Sales and Other Revenue
Net sales and other revenue decreased 0.2% to $13,831.7 million for the second quarter of fiscal 2017 from $13,856.1 million for the second quarter of fiscal 2016. The decrease in Net sales and other revenue was primarily driven by a decrease in sales of $227.8 million from a 1.8% decline in identical store sales, partially offset by sales of $125.7 million from new and acquired stores, net of sales related to store closings, and an increase in fuel sales of $73.5 million.
Net sales and other revenue increased 0.1% to $32,291.7 million for the first 28 weeks of fiscal 2017 from $32,247.8 million for the first 28 weeks of fiscal 2016. The increase in Net sales and other revenue was primarily driven by sales of $435.6 million from new and acquired stores, net of sales related to store closings, and an increase in fuel sales of $204.8 million, partially offset by a decrease of $588.7 million from a 2.0% decline in identical store sales.
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
Gross profit margin decreased to 27.0% for the second quarter of fiscal 2017 compared to 27.2% for the second quarter of fiscal 2016. Excluding the impact of fuel, gross profit margin decreased 10 basis points. The decrease is primarily attributable to selectively lowering prices and an increase in shrink expense as a percentage of sales.
For the first 28 weeks of fiscal 2017, the gross profit margin decreased to 27.2% compared to 27.6% for the first 28 weeks of fiscal 2016. Excluding the impact of fuel, the gross profit margin decreased 30 basis points. The decrease is primarily attributable to selectively lowering prices in addition to temporary increases in supply chain costs related to the integration and conversions of our distribution centers during the first quarter of fiscal 2017.
Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.

Selling and administrative expenses increased to 27.5% of sales for the second quarter of fiscal 2017 compared to 26.5% of sales for the second quarter of fiscal 2016. Excluding the impact of fuel, Selling and administrative expenses as a percent of sales increased 120 basis points during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. The increase in Selling and administrative expenses as a percentage of sales was primarily attributable to increased asset impairment charges, higher employee wage and benefit costs, higher depreciation and amortization expense and deleveraging of sales on fixed costs. Impairment charges during the second quarter of fiscal 2017 primarily related to underperforming stores and, to a lesser extent, certain information technology that is being replaced as we develop a new digital platform. Employee wage and benefit costs were driven by union contract and minimum wage increases.
For the first 28 weeks of fiscal 2017, Selling and administrative expenses increased to 27.2% of sales, compared to 26.6% of sales for the first 28 weeks of fiscal 2016. Excluding the impact of fuel, Selling and administrative expenses as a percentage of sales increased 70 basis points during the first 28 weeks of fiscal 2017 compared to the first 28 weeks of fiscal 2016. The increase in Selling and administrative expenses was primarily attributable to increased asset impairment charges, higher depreciation and amortization expense, higher employee wage and benefit costs and deleveraging of sales on fixed costs. These increases were partially offset by lower acquisition and integration costs and lower pension expense due to the $78.9 million charge related to the acquisition of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. during the first quarter of fiscal 2016.
Goodwill Impairment
Goodwill impairment was $142.3 million for the second quarter of fiscal 2017 and the first 28 weeks of fiscal 2017. There was no goodwill impairment during the second quarter of fiscal 2016 and the first 28 weeks of fiscal 2016. During the second quarter of fiscal 2017, there was a sustained decline in the market multiples of publicly traded peer companies. In addition, during the second quarter of fiscal 2017, we revised our short-term operating plan. As a result, we determined that an interim review of the recoverability of our goodwill was necessary. Consequently, we recorded a goodwill impairment loss of $142.3 million, substantially all within the Acme reporting unit relating to the November 2015 acquisition of stores from The Great Atlantic and Pacific Tea Company, Inc., due to changes in the estimate of our long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. The goodwill impairment loss was based on a quantitative analysis using a combination of a discounted cash flow model (income approach) and a guideline public company comparative analysis (market approach).
The fair values of the remaining reporting units were substantially in excess of their carrying values, and we currently believe that the likelihood of an additional material goodwill impairment in the next twelve months related to our remaining reporting units is remote as a 10% decrease in the fair value of any of the remaining reporting units would not result in additional goodwill impairment.
Interest Expense, Net
Interest expense, net was $214.8 million for the second quarter of fiscal 2017 compared to $257.9 million for the second quarter of fiscal 2016. For the first 28 weeks of fiscal 2017, Interest expense, net, was $485.3 million compared to $571.6 million for the first 28 weeks of fiscal 2016. The decrease in Interest expense, net primarily reflects lower average interest rates on outstanding borrowings as a result of our refinancing transactions during fiscal 2016. The weighted average interest rate during the first 28 weeks of fiscal 2017 was 6.4% compared to 6.9% during the first 28 weeks of fiscal 2016, excluding amortization of deferred financing costs and original issue discount.
Loss on Debt Extinguishment
During the second quarter of fiscal 2016, a portion of the net proceeds from the issuance of our 6.625% Senior Unsecured Notes due 2024 was used to fully redeem $609.6 million of principal amount of our 7.750% Senior Secured Notes due

2022. In connection with the redemption, we recorded a $111.7 million Loss on debt extinguishment comprised of an $87.7 million make-whole premium and a $24.0 million write-off of deferred financing costs and original issue discount.
Other (Income) Expense

Other income was $5.7 million for the second quarter of fiscal 2017 compared to other expense of $8.3 million for the second quarter of fiscal 2016. For the first 28 weeks of fiscal 2017, Other expense was $18.9 million compared to other expense of $3.5 million for the first 28 weeks of fiscal 2016. Other (income) expense was primarily driven by changes in the fair value of the contingent value rights ("CVRs"), equity in the earnings of Casa Ley, S.A. de C.V., and gains and losses on the sale of investments.
Income Taxes
Income tax benefit was $67.7 million and $38.6 million for the second quarter of fiscal 2017 and fiscal 2016, respectively. Income tax benefit was $67.3 million and $14.5 million for the first 28 weeks of fiscal 2017 and fiscal 2016, respectively. The increase in Income tax benefit for fiscal 2017 as compared to fiscal 2016 was primarily the result of an increase in Loss before income taxes and a change in the mix of our income (loss) between companies within our affiliated group. We are organized as a limited liability company, wholly owned by our parent, AB Acquisition LLC, and conduct our operations primarily through limited liability companies and Subchapter C corporations. We provide for federal and state income taxes on our Subchapter C corporations, which are subject to entity-level tax, and state income taxes on our limited liability companies where applicable. As such, our effective tax rate can fluctuate from period to period depending on the mix of pre-tax income or loss between our limited liability companies and Subchapter C corporations.

Adjusted EBITDA and Free Cash Flow
For the second quarter of fiscal 2017, Adjusted EBITDA was $485.2 million, or 3.5% of sales, compared to $573.7 million, or 4.1% of sales, for the second quarter of fiscal 2016. For the first 28 weeks of fiscal 2017, Adjusted EBITDA was $1,256.9 million, or 3.9% of sales, compared to $1,455.2 million, or 4.5% of sales, for the first 28 weeks of fiscal 2016. The decrease in Adjusted EBITDA primarily reflects lower gross profit, higher employee wage and benefit costs and deleveraging of sales on fixed costs in the first 28 weeks of fiscal 2017 compared to the first 28 weeks of fiscal 2016.
The following is a reconciliation of Net loss to Adjusted EBITDA (in millions):

	12 weeks ended		28 weeks ended
	September 9, 2017	September 10, 2016	September 9, 2017	September 10, 2016
Net loss	$(355.2)	$(238.1)	$(560.1)	$(371.7)
Depreciation and amortization	439.2	417.2	1,017.6	949.0
Interest expense, net	214.8	257.9	485.3	571.6
Income tax benefit	(67.7)	(38.6)	(67.3)	(14.5)
EBITDA	231.1	398.4	875.5	1,134.4

(Gain) loss on interest rate and commodity hedges, net	(4.4)	1.3	(3.3)	(7.4)
Acquisition and integration costs (1)	42.2	43.5	100.1	117.2
Equity-based compensation expense	9.3	(0.5)	18.1	15.3
Loss on debt extinguishment	—	111.7	—	111.7
Net loss (gain) on property dispositions, asset impairment and lease exit costs	53.2	(7.3)	51.3	(50.8)
Goodwill impairment	142.3	—	142.3	—
LIFO expense	7.9	6.2	23.6	19.7
Collington acquisition (2)	—	—	—	78.9
Facility closures and related transition costs (3)	5.0	5.5	9.5	17.0
Fair value adjustments to CVRs	5.1	9.6	34.2	16.8
Other (4)	(6.5)	5.3	5.6	2.4
Adjusted EBITDA	$485.2	$573.7	$1,256.9	$1,455.2
(1) Primarily includes costs related to acquisitions, integration of acquired businesses and expenses related to management fees paid in connection with acquisition and financing activities.
(2) The 28 weeks ended September 10, 2016 includes a charge to pension expense, net related to the settlement of a pre-existing contractual relationship and assumption of the pension plan related to the Collington acquisition.
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

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	28 weeks ended
	September 9, 2017	September 10, 2016
Net cash provided by operating activities	$872.7	$886.9
Income tax benefit	(67.3)	(14.5)
Deferred income taxes	127.9	236.9
Interest expense, net	485.3	571.6
Changes in operating assets and liabilities	(204.7)	(273.4)
Amortization and write-off of deferred financing costs	(40.9)	(53.1)
Acquisition and integration costs	100.1	117.2
Other adjustments	(16.2)	(16.4)
Adjusted EBITDA	1,256.9	1,455.2
Less: capital expenditures	(752.6)	(740.2)
Free Cash Flow	$504.3	$715.0

LIQUIDITY AND CAPITAL RESOURCES
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $872.7 million for the first 28 weeks of fiscal 2017 compared to $886.9 million for the first 28 weeks of fiscal 2016. The slight decrease in cash flow from operations was primarily driven by the decrease in operating income, offset by $120.7 million in lower interest paid, a $112.0 million reduction in income taxes paid and other changes in working capital.
Net Cash Used In Investing Activities
Net cash used in investing activities was $756.1 million for the first 28 weeks of fiscal 2017 compared to $531.0 million for the first 28 weeks of fiscal 2016.
For the first 28 weeks of fiscal 2017, there were payments for property and equipment, including lease buyouts, of $752.6 million, and $34.5 million paid for the acquisition of MedCart Specialty Pharmacy, partially offset by proceeds from the sale of assets of $15.7 million.

For the first 28 weeks of fiscal 2016, there were payments for property and equipment, including lease buyouts, of $740.2 million, acquisitions, consisting primarily of 29 stores from Haggen Holdings, LLC, of $160.9 million and an increase in restricted cash of $89.6 million, partially offset by proceeds from the sale of assets of $396.1 million. Asset sale proceeds for the 28 weeks ended September 10, 2016 were primarily from the sale and subsequent leaseback of two distribution centers in Southern California and the sale of a portfolio of surplus properties.

On September 20, 2017, subsequent to the end of the second quarter of fiscal 2017, we acquired Plated, a provider of meal kit services. The acquisition consideration was comprised of $125.0 million in initial cash consideration, $50.0 million in deferred cash consideration to be paid over the next three years, and an earn-out of up to a maximum of $125.0 million, in cash or equity that is puttable to the Company in the event the Company's parent does not have an initial public offering or change of control within a certain period of time following the closing, to be paid over the next three years if the business achieves specified performance targets. The acquisition will be accounted for under the acquisition method of accounting, and we are currently evaluating the accounting for the earn-out.

In fiscal 2017, we expect to spend approximately $1.5 billion in capital expenditures, including $200.0 million of Safeway integration-related capital expenditures, as follows (in millions):

Projected Fiscal 2017 Capital Expenditures
Integration capital	$200.0
New stores and remodels	575.0
Maintenance	200.0
Supply chain	175.0
IT	175.0
Real estate and expansion capital	175.0
Total	$1,500.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $763.6 million for the first 28 weeks of fiscal 2017 compared to cash used in financing activities of $5.0 million for the first 28 weeks of fiscal 2016.
Net cash used in financing activities was primarily due to payments on long-term debt and capital lease obligations of $501.4 million and a member distribution of $250.0 million for the first 28 weeks of fiscal 2017.
Net cash used in financing activities consisted primarily of payments on long-term debt and capital lease obligations of $2,678.0 million and payment of a make-whole premium of $87.7 million, offset by proceeds from the issuance of long-term debt of $2,852.9 million for the first 28 weeks of fiscal 2016.
Debt Management
On June 16, 2017, we repaid $250.0 million of the existing term loans. In addition, on June 27, 2017, we entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches consist of $3,013.6 million of a new Term B-4 Loan, $1,139.3 million of a new Term B-5 Loan and $1,596.0 million of a new Term B-6 Loan (collectively, the "New Term Loans"). The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The New Term Loans, together with cash on hand, were used to repay the term loans then outstanding under our term loan agreement.
As of September 9, 2017, we maintained a $4.0 billion senior secured asset-based loan facility (our "ABL Facility") that, unless extended, terminates on December 21, 2020. As of September 9, 2017, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.0 billion (net of letter of credit usage of $636.2 million). As of February 25, 2017, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.0 billion (net of letter of credit usage of $622.3 million).

Sale-Leaseback

On September 25, 2017, subsequent to the end of the second quarter of fiscal 2017, we entered into an agreement relating to the sale of 71 of our store properties for an aggregate purchase price, exclusive of closing costs, of approximately $720 million. The estimated after-tax net proceeds are expected to be approximately $650 million. We intend to use the net proceeds to pay down outstanding debt or invest in our operations. Upon closing of the sale of the properties, we will enter into lease agreements for each of the properties for initial terms of 20 years with varying multiple five-year renewal options, that are expected to qualify for sale-leaseback accounting. Any gain on the sale of these properties will be deferred and amortized over the term of the leases. The aggregate initial annual rent payment for the 71 properties is expected to be approximately $46 million to $50 million, with scheduled rent increases occurring generally every one or five years over the initial 20-year term. This transaction, which is subject to customary closing conditions, is expected to be completed during the third quarter of fiscal 2017.

Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.5 billion to $5.0 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases, capital leases and our transition services agreements with SUPERVALU INC. ("SuperValu"). Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to maintain our current debt ratings and to respond effectively to competitive conditions. In addition, we may enter into refinancing transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

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

Item 4 - Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the second quarter ended September 9, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See also the matters under the caption Legal Proceedings in Note 8 - Commitments, contingencies and off balance sheet arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

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

Item 1A - Risk Factors

There have been no material changes in the risk factors previously included in our registration statement on form S-4 filed with the SEC on May 19, 2017, as amended, under the heading “Risk Factors," with the exception of the item listed below, which has been revised to reflect the Company's termination of its transition services agreements with SuperValu, to be effective during the third quarter of fiscal 2018.

Termination of the SuperValu transition services agreements or the failure of SuperValu to perform its obligations thereunder could adversely affect our business, financial results and financial condition.

Our ability to effectively monitor and control the operations of our company depends to a large extent on the proper functioning of our IT and business support systems. In connection with our acquisition of New Albertson’s, Inc. (“NAI”), Albertson’s LLC and NAI each entered into a comprehensive transition services agreements with SuperValu (the “SVU TSAs”). Pursuant to the SVU TSAs, Albertson’s LLC and NAI each pay fees to SuperValu for certain services, including back office, administrative, IT, procurement, insurance and accounting services. The SVU TSAs limit the liability of SuperValu to instances in which SuperValu has committed gross negligence in regard to the provision of services or has breached its obligations under the SVU TSAs. The SVU TSAs terminated and replaced a transition services agreement providing for substantially similar services, which we had previously been entered into with SuperValu in connection with our June 2006 acquisition of certain Albertsons stores. We are dependent upon SuperValu to continue to provide these services to Albertson’s LLC and NAI until we transition Albertson’s LLC and NAI onto Safeway’s IT system and otherwise replace SuperValu as a service provider to Albertson’s LLC and NAI. In addition, we may depend on SuperValu to manage IT services and systems for additional stores we acquire, including the stores we have acquired from The Great Atlantic and Pacific Tea Company, Inc., until we are able to transition such stores onto Safeway’s IT system. The failure by SuperValu to perform its obligations under the SVU TSAs prior to Albertson’s LLC's and NAI’s transition onto Safeway’s IT systems and to other service providers (external or internal) could adversely affect our business, financial results, prospects and results of operations.

On October 17, 2017, Albertson’s LLC and NAI entered into wind-down agreements with SuperValu providing for, among other things, the termination of the SVU TSAs on September 21, 2018 (the “TSA Termination Date”). Although we expect to complete the transition of the properties covered by the SVU TSAs onto Safeway’s IT systems prior to the TSA Termination Date, we may suffer disruptions as part of that process. As a result, if we are unable to complete the transition of certain properties by the TSA Termination Date, we will be required to pay SuperValu additional fees under the wind-down agreements and remain dependent upon SuperValu to provide these services until our transition is complete.

Furthermore, SuperValu manages and operates NAI’s distribution center located in the Lancaster, Pennsylvania area. Under an operating and supply agreement with SuperValu for the operation of, and supply of products from, the distribution center located in the Lancaster, Pennsylvania area (the “Lancaster Agreement”), SuperValu supplies NAI’s Acme and Shaw’s stores from the distribution center under a shared costs arrangement. The failure by SuperValu to perform its obligations under the Lancaster Agreement could adversely affect our business, financial results and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

None

Item 6 - Exhibits

10.1 (a) Amendment No. 6, dated as of June 27, 2017 to the Second Amended and Restated Term Loan Agreement, dated as of August 25, 2014 and effective as of January 30, 2015 among Albertson’s Companies, LLC, Albertson’s LLC, Safeway Inc. and the other co-borrowers thereto, as guarantors, the lenders from time to time party thereto, and Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent.

10.2 (b) Agreement of Purchase and Sale of Real Estate, dated September 25, 2017, by and among CF Albert LLC and the entities listed on Annex A thereto.

12.1 Computation of Ratio of Earnings to Fixed Charges

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Principal Executive Officer and of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 101.INS - XBRL Instance Document

EXHIBIT 101.SCH - XBRL Taxonomy Extension Schema Document

EXHIBIT 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed as Exhibit 10.24 to Amendment No. 2 to the Registrant's Registration Statement on Form S-4 filed with the SEC on June 28, 2017 and incorporated herein by reference.

(b) Filed as Exhibit 10.1 to the Registrant's Current Report on form 8-K filed with the SEC on September 29, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, LLC (Registrant)

Date: October 23, 2017	By:	/s/ Robert G. Miller
Robert G. Miller
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Albertsons Companies, LLC (Registrant)

Date: October 23, 2017	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)