Form 10-Q
period 2017-12-02
Albertsons Companies, LLC
filed 2018-01-16
CIK 1704956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 2, 2017
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
Condensed Consolidated Balance Sheets
(in millions)
(unaudited)

	December 2, 2017	February 25, 2017
ASSETS
Current assets
Cash and cash equivalents	$473.3	$1,219.2
Receivables, net	601.7	631.0
Inventories, net	4,724.6	4,464.0
Other current assets	664.5	479.0
Total current assets	6,464.1	6,793.2

Property and equipment, net	10,831.8	11,511.8
Intangible assets, net	3,212.7	3,497.8
Goodwill	1,183.3	1,167.8
Other assets	555.4	784.4
TOTAL ASSETS	$22,247.3	$23,755.0

LIABILITIES
Current liabilities
Accounts payable	$3,149.3	$3,034.7
Accrued salaries and wages	964.6	1,007.5
Current maturities of long-term debt and capitalized lease obligations	171.9	318.5
Other current liabilities	1,356.1	1,380.1
Total current liabilities	5,641.9	5,740.8

Long-term debt and capitalized lease obligations	11,702.4	12,019.4
Deferred income taxes	846.6	1,479.8
Other long-term liabilities	3,232.3	3,143.8

Commitments and contingencies

MEMBER EQUITY
Member investment	1,754.9	1,999.3
Accumulated other comprehensive income (loss)	26.5	(12.8)
Accumulated deficit	(957.3)	(615.3)
Total member equity	824.1	1,371.2
TOTAL LIABILITIES AND MEMBER EQUITY	$22,247.3	$23,755.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions)
(unaudited)

	12 weeks ended		40 weeks ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Net sales and other revenue	$13,599.2	$13,613.8	$45,890.9	$45,861.6
Cost of sales	9,974.6	9,794.0	33,478.1	33,154.9
Gross profit	3,624.6	3,819.8	12,412.8	12,706.7

Selling and administrative expenses	3,719.6	3,665.9	12,488.7	12,252.2
Goodwill impairment	—	—	142.3	—
Operating (loss) income	(95.0)	153.9	(218.2)	454.5

Interest expense, net	193.9	212.4	679.2	784.0
(Gain) loss on debt extinguishment	(5.0)	—	(5.0)	111.7
Other expense (income)	21.5	(26.4)	40.4	(22.9)
Loss before income taxes	(305.4)	(32.1)	(932.8)	(418.3)

Income tax (benefit) expense	(523.5)	4.1	(590.8)	(10.4)
Net income (loss)	$218.1	$(36.2)	$(342.0)	$(407.9)

Other comprehensive income (loss):
Gain on interest rate swaps, net of tax	22.2	31.0	22.6	31.8
Recognition of pension gain (loss), net of tax	2.4	0.9	6.0	(12.1)
Foreign currency translation adjustment, net of tax	(11.6)	(17.8)	14.3	(25.7)
Other, net of tax	(7.8)	(3.5)	(3.6)	(3.6)
Comprehensive income (loss)	$223.3	$(25.6)	$(302.7)	$(417.5)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	40 weeks ended
	December 2, 2017	December 3, 2016
Cash flows from operating activities:
Net loss	$(342.0)	$(407.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss (gain) on property dispositions, asset impairment and lease exit costs	66.8	(38.8)
Goodwill impairment	142.3	—
Depreciation and amortization	1,462.0	1,374.0
LIFO expense	24.0	8.5
Deferred income tax	(629.7)	(198.2)
Pension and post-retirement benefits expense	18.9	91.3
Contributions to pension and post-retirement benefit plans	(19.8)	(9.5)
Gain on interest rate swaps and commodity hedges, net	(5.6)	(11.2)
Amortization and write-off of deferred financing costs	48.5	62.0
(Gain) loss on debt extinguishment	(5.0)	111.7
Equity-based compensation expense	24.6	34.2
Other	98.6	39.9
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Receivables, net	29.7	35.5
Inventories, net	(278.9)	(216.2)
Accounts payable, accrued salaries and wages and other accrued liabilities	159.6	145.5
Other operating assets and liabilities	(83.4)	88.5
Net cash provided by operating activities	710.6	1,109.3

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(148.8)	(188.6)
Payments for property, equipment and intangibles, including payments for lease buyouts	(1,062.7)	(1,052.3)
Proceeds from sale of assets	652.6	435.9
Other	(56.9)	64.8
Net cash used in investing activities	(615.8)	(740.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	290.0	2,977.9
Payments on long-term borrowings	(830.6)	(2,831.8)
Payment of make-whole premium on debt extinguishment	—	(87.7)
Payments of obligations under capital leases	(82.8)	(95.2)
Payments for debt financing costs	(1.5)	(31.1)
Member distribution	(250.0)	—
Proceeds from financing leases	99.9	—
Other	(65.7)	(74.8)
Net cash used in financing activities	(840.7)	(142.7)

Net (decrease) increase in cash and cash equivalents	(745.9)	226.4
Cash and cash equivalents at beginning of period	1,219.2	579.7
Cash and cash equivalents at end of period	$473.3	$806.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements include the accounts of Albertsons Companies, LLC and subsidiaries (the "Company"). All significant intercompany balances and transactions were eliminated. The Condensed Consolidated Balance Sheet as of February 25, 2017 is derived from the Company's annual audited Consolidated Financial Statements for the fiscal year ended February 25, 2017, which should be read in conjunction with these Condensed Consolidated Financial Statements and which are included in the Company's Registration Statement on Form S-4 (File No. 333-218138) filed May 19, 2017, as amended. Certain information in footnote disclosures normally included in annual financial statements was condensed or omitted for the interim periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows expected for the year. The Company’s results of operations are for the 12 and 40 weeks ended December 2, 2017 and December 3, 2016. The Company is a wholly owned subsidiary of AB Acquisition LLC ("AB Acquisition"), and has no separate assets or liabilities other than its investments in its subsidiaries. The Company's parent, AB Acquisition, is owned by a consortium of investors led by Cerberus Capital Management, L.P.

Reorganization: On December 3, 2017, subsequent to the end of the third quarter of fiscal 2017, the Company's parent, AB Acquisition, completed a reorganization of its legal entity structure whereby the existing owners contributed their equity interests of AB Acquisition to Albertsons Companies, Inc. ("ACI") in exchange for common stock of ACI, effectively making ACI the corporate parent of AB Acquisition (the "Reorganization").
Significant Accounting Policies
Restricted cash: Restricted cash is included in Other current assets and Other assets within the Condensed Consolidated Balance Sheets and primarily relates to funds held in escrow. The Company had $11.3 million and $9.9 million of restricted cash as of December 2, 2017 and February 25, 2017, respectively.
Inventories, net: Substantially all of the Company’s inventories consist of finished goods valued at the lower of cost or market and net of vendor allowances.

The Company uses either item-cost or the retail inventory method to value discrete inventory items at lower of cost or market before application of any last-in, first-out ("LIFO") reserve. Interim LIFO inventory costs are based on management's estimates of expected year-end inventory levels and inflation rates. The Company recorded LIFO expense of $0.4 million for the 12 weeks ended December 2, 2017 and a LIFO benefit of $11.2 million for the 12 weeks ended December 3, 2016. For the 40 weeks ended December 2, 2017 and December 3, 2016, LIFO expense was $24.0 million and $8.5 million, respectively.
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
During the second quarter of fiscal 2017, there was a sustained decline in the market multiples of publicly traded peer companies. In addition, during the 12 weeks ended September 9, 2017, the Company revised its short-term operating plan. As a result, the Company determined that an interim review of its recoverability of goodwill was necessary. Consequently, during the second quarter of fiscal 2017, the Company recorded a goodwill impairment loss of $142.3 million, substantially all within the Acme reporting unit relating to the November 2015 acquisition of stores from The

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Great Atlantic and Pacific Tea Company, Inc., due to changes in the estimate of its long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. The goodwill impairment loss was based on a quantitative analysis using a combination of a discounted cash flow model (income approach) and a guideline public company comparative analysis (market approach).
The following table summarizes the changes in the Company's goodwill balances (in millions):

	December 2, 2017	February 25, 2017
Balance at beginning of period	$1,167.8	$1,131.1
Acquisitions	157.8	36.7
Impairment	(142.3)	—
Balance at end of period	$1,183.3	$1,167.8

Income taxes: Income tax benefit was $523.5 million for the 12 weeks ended December 2, 2017. Income tax expense was $4.1 million for the 12 weeks ended December 3, 2016. Income tax benefit was $590.8 million and $10.4 million for the 40 weeks ended December 2, 2017 and December 3, 2016, respectively. The increase in income tax benefit during the third quarter of fiscal 2017 was primarily the result of the reversal of the Company’s valuation allowance related to certain Subchapter C corporation subsidiaries pursuant to the Reorganization. In connection with the Reorganization, the Company reorganized its Subchapter C corporation subsidiaries which allows the Company to use the deferred tax assets, which previously had an offsetting valuation allowance, against future taxable income of certain other Subchapter C corporation subsidiaries that have a history of taxable income and are projected to continue to have future taxable income. The reassessment of the valuation allowance was based on available negative and positive evidence to estimate if sufficient taxable income will be generated to use existing deferred tax assets.  In this assessment, the Company considered projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, historical performance and any available tax planning strategies. On the basis of this evaluation, during the third quarter of fiscal 2017, the Company released substantially all of the valuation allowance against its net deferred tax assets, resulting in a $359.0 million non-cash net benefit in the Company’s provision for income taxes. In addition, the Company is currently evaluating the impact of the Reorganization to its limited liability parent that is taxed as a partnership and expects to recognize a material amount of non-cash income tax expense and corresponding increase to deferred income tax liabilities during the fourth quarter of fiscal 2017.

In addition to the Reorganization, on December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the "Act"), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act reduces the top U.S. corporate income tax rate from 35.0% to 21.0%, and makes changes to certain other business-related exclusions, deductions and credits. Because a change in tax law is accounted for in the period of enactment, the effect of the Act will be recorded in the Company’s fiscal fourth quarter. The Company is currently analyzing the accounting implications of the Act; however, based on a preliminary review, the Company expects to recognize a material non-cash income tax benefit and corresponding net decrease to deferred tax liabilities, primarily as result of the reduction in tax rate on anticipated future reversal of deferred taxes.
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

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents sales revenue by type of similar product (dollars in millions):

	12 weeks ended				40 weeks ended
	December 2, 2017		December 3, 2016		December 2, 2017		December 3, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-perishables (1)	$5,868.1	43.2%	$6,210.5	45.6%	$20,278.6	44.3%	$20,823.7	45.5%
Perishables (2)	5,624.9	41.4%	5,391.3	39.6%	18,783.6	40.9%	18,400.4	40.1%
Pharmacy	1,187.1	8.7%	1,219.1	9.0%	3,858.2	8.4%	3,959.0	8.6%
Fuel	739.6	5.4%	622.0	4.6%	2,399.3	5.2%	2,076.9	4.5%
Other (3)	179.5	1.3%	170.9	1.2%	571.2	1.2%	601.6	1.3%
Net sales and other revenue	$13,599.2	100.0%	$13,613.8	100.0%	$45,890.9	100.0%	$45,861.6	100.0%
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

Recently issued accounting standards: In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: 1) identify the contract(s) with a customer, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company plans to adopt this guidance in the first quarter of fiscal 2018 on a modified retrospective basis, including implementing changes to processes and controls to comply with the new disclosure requirements. The Company continues to expect that the adoption of this standard will not have a material effect on its Consolidated Financial Statements. Arrangements where the Company has determined it acts as a principal versus an agent in certain third-party arrangements are expected to remain relatively unchanged upon adoption. While not material, the implementation will impact the timing of revenue recognition related to the unredeemed portion of Company-issued gift cards, which will be recognized in proportion to customer redemptions of the gift cards, rather than waiting until the likelihood of redemption becomes remote.

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

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

NOTE 2 - ACQUISITIONS AND OTHER INVESTMENTS

Plated

On September 20, 2017, the Company acquired DineInFresh, Inc. ("Plated"), a provider of meal kit services for purchase consideration of $219.5 million, consisting of cash consideration of $117.3 million, deferred cash consideration with a fair value of $42.1 million, and contingent consideration with a fair value of $60.1 million. The deferred cash consideration and the fair value of contingent consideration are recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheet. The total deferred cash consideration is $50.0 million and will be paid out in installment payments over the next three years. In addition, the sellers have the potential to earn additional contingent consideration of up to $125.0 million if certain revenue targets are met over the next three years. See Note 4 - Fair value measurements, for additional information related to the fair value of contingent consideration. The contingent consideration will be paid in cash or equity that is puttable to the Company in the event the Company's parent does not complete an initial public offering or change of control within a certain period of time following the closing. The Plated acquisition was accounted for under the acquisition method of accounting. In a business combination, the purchase price is allocated to the fair values of the identifiable assets and liabilities, with any excess of purchase price over the fair value recognized as goodwill. Net assets acquired primarily consisted of intangible assets and goodwill valued at $67.1 million and $146.2 million, respectively. Intangible assets acquired consisted of trademarks and tradenames, customer lists and software. The goodwill is primarily attributable to synergies the Company expects to achieve related to the acquisition. In connection with the acquisition, the Company also recorded $6.3 million in acquisition-related costs related to unvested equity awards of Plated. The goodwill is not deductible for tax purposes. Pro forma results are not presented, as the acquisition was not considered material to the Company.

MedCart

On May 31, 2017, the Company acquired MedCart Specialty Pharmacy for $34.5 million, including the cost of acquired inventory. The acquisition was accounted for under the acquisition method of accounting and resulted in $11.6 million of goodwill that is deductible for tax purposes. In connection with the purchase, the Company provided an earn-out opportunity that has the potential to pay the sellers an additional $17.2 million, collectively, if the business achieves specified performance targets during the first three years subsequent to the acquisition. As the earn-out is conditioned on the continued service of the sellers, it will be recorded as future compensation expense based on the probability of achieving the performance targets. Pro forma results are not presented, as the acquisition was not considered material to the Company.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

El Rancho
On November 16, 2017, the Company acquired an equity interest in El Rancho Supermercado ("El Rancho"), a Texas-based specialty grocer with 16 stores, for $100.0 million purchase consideration, consisting of $70.0 million in cash and $30.0 million of equity in the Company's parent. The investment represents a 45% ownership interest in El Rancho which the Company is accounting for under the equity method. The Company has the option to acquire the remaining 55% of El Rancho at any time until six months after the delivery of El Rancho's financial results for the fiscal year ended December 31, 2021. The price to be paid by the Company for the remaining outstanding equity of El Rancho will be calculated using a predetermined market-based formula.

Casa Ley

On December 1, 2017, the Company entered into an agreement with Tenedora CL del Noroeste, S.A. de C.V. ("Tenedora") to sell its 49% equity interest in Casa Ley to Tenedora for $6.5 billion Mexican pesos. The sale, which is subject to customary closing conditions, is expected to be completed on or prior to February 28, 2018. As a result of this agreement, the Company's equity investment in Casa Ley is classified in assets held for sale within Other current assets in the Condensed Consolidated Balance Sheet as of December 2, 2017. In connection with the sale, the Company recorded a net loss of $25.0 million, which is included in Other expense (income) for the 12 and 40 weeks ended December 2, 2017, driven by the change in the fair value of the assets held for sale and the change in fair value of the related Casa Ley contingent value rights ("CVRs"). Following the completion of the sale, the Company expects to pay its cash obligation to the CVR holders using the net proceeds of the sale after taxes and expenses, together with approximately $11 million in cash on hand.

NOTE 3 - PROPERTIES
Sale-Leaseback Transaction

During the third quarter of fiscal 2017, certain subsidiaries of the Company sold 71 of the Company's store properties for an aggregate purchase price, net of closing costs, of approximately $705 million. In connection with the sale and subsequent leaseback, the Company entered into lease agreements for each of the properties for initial terms of 20 years with varying multiple five-year renewal options. The aggregate initial annual rent payment for the 71 properties will be approximately $48 million, with scheduled rent increases occurring generally every one or five years over the initial 20-year term. The Company qualified for sale-leaseback accounting on 61 of the store properties and recorded a deferred gain of $254.6 million, which will be amortized over the respective lease periods. The remaining 10 stores did not qualify for sale-leaseback accounting primarily due to continuing involvement with adjacent properties that have not been legally subdivided from the store properties. The Company expects these store properties to qualify for sale-leaseback accounting once the adjacent properties have been legally subdivided. The financing lease liability recorded for these 10 store properties was $95.7 million.
Impairment of Long-Lived Assets and Lease Exit Costs

In accordance with the Company's accounting policy for impairment of long-lived assets and lease exits costs, the Company recorded store asset impairment losses of $15.5 million and $23.2 million during the 12 weeks ended December 2, 2017 and December 3, 2016, respectively. The Company also recorded $3.2 million in losses related to the closure of retail stores during the 12 weeks ended December 2, 2017 and no losses related to the closure of retail stores during the 12 weeks ended December 3, 2016. For the 40 weeks ended December 2, 2017 and December 3, 2016, the Company recorded store asset impairment losses of $64.8 million and $39.3 million, respectively. The Company also recorded $15.8 million and $2.4 million in losses on leases related to the closure of retail stores during the 40 weeks ended December 2, 2017 and December 3, 2016, respectively. In addition, during the 40 weeks ended December 2, 2017, the Company recorded an impairment loss of $12.8 million related to information technology assets. The asset impairment losses primarily relate to assets in underperforming stores and information technology assets

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

related to the Company's development of a new digital platform. The impairment losses were recorded as a component of Selling and administrative expenses.

NOTE 4 - FAIR VALUE MEASUREMENTS
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

The following table presents assets and liabilities which were measured at fair value on a recurring basis as of December 2, 2017 (in millions):

	Fair Value Measurements
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market	$50.0	$50.0	$—	$—
Short-term investments (1)	23.7	21.2	2.5	—
Non-current investments (2)	87.4	35.2	52.2	—
Total	$161.1	$106.4	$54.7	$—
Liabilities:
Derivative contracts (3)	$49.2	$—	$49.2	$—
Contingent consideration (4)	281.9	—	—	281.9
Total	$331.1	$—	$49.2	$281.9
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
(4) Relates to CVRs and Plated contingent consideration. Included in Other current liabilities and Other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheets.

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
(4) Relates to CVRs. Included in Other current liabilities on the Condensed Consolidated Balance Sheets.
A reconciliation of the beginning and ending balances for Level 3 liabilities for the 40 weeks ended December 2, 2017 follows (in millions):

Contingent consideration
Beginning balance	$281.0
Plated acquisition	60.1
Change in fair value	(54.1)
Payments	(5.1)
Ending balance	$281.9
The estimated fair value of the Company’s debt, including current maturities, was based on Level 2 inputs, being market quotes or values for similar instruments, and interest rates currently available to the Company for the issuance of debt with similar terms and remaining maturities as a discount rate for the remaining principal payments. As of December 2, 2017, the fair value of total debt was $10,662.0 million compared to the carrying value of $11,345.2 million, excluding debt discounts and deferred financing costs. As of February 25, 2017, the fair value of total debt was $11,882.8 million compared to the carrying value of $11,812.1 million, excluding debt discounts and deferred financing costs.
Assets Measured at Fair Value on a Non-Recurring Basis

The Company measures certain assets at fair value on a non-recurring basis, including long-lived assets and goodwill, which are evaluated for impairment. Long-lived assets include store-related assets such as property and equipment and certain intangible assets. The inputs used to determine the fair value of long-lived assets and a reporting unit are considered Level 3 measurements due to their subjective nature. As described elsewhere in these Condensed Consolidated Financial Statements, the Company recorded a goodwill impairment loss of $142.3 million during the 40 weeks ended December 2, 2017 and long-lived asset impairment losses of $15.5 million and $77.6 million during

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

the 12 and 40 weeks ended December 2, 2017, respectively. During the 12 and 40 weeks December 3, 2016, the Company recorded long-lived asset impairment losses of $23.2 million and $39.3 million, respectively.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Risk Management

The Company is exposed to market risk from fluctuations in interest rates. The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps ("Cash Flow Hedges"). The Company’s risk management objective and strategy with respect to interest rate swaps is to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company is meeting its objective by hedging the risk of changes in its cash flows (interest payments) attributable to changes in the London Inter-Bank Offering Rate ("LIBOR"), the designated benchmark interest rate being hedged (the "hedged risk"), on an amount of the Company's debt principal equal to the then-outstanding swap notional amount.
Cash Flow Interest Rate Swaps

For derivative instruments that are designated and qualify as cash flow hedges of forecasted interest payments, the Company reports the effective portion of the gain or loss as a component of Other comprehensive income (loss) until the interest payments being hedged are recorded as Interest expense, net, at which time the amounts in Other comprehensive income (loss) are reclassified as an adjustment to Interest expense, net. Gains or losses on any ineffective portion of derivative instruments in cash flow hedging relationships are recorded in the period in which they occur as a component of Other expense (income) in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has entered into several swaps with maturity dates in 2019 and 2021 to hedge against variability in cash flows relating to interest payments on a portion of the Company's outstanding variable rate term debt. The aggregate notional amounts of all swaps as of both December 2, 2017 and February 25, 2017 were $3,968.6 million, of which $3,910.6 million are designated as Cash Flow Hedges as defined by GAAP. The undesignated portion of the Company's interest rate swaps is attributable to principal payments expected to be made through the loan’s maturity.

As of December 2, 2017 and February 25, 2017, the fair value of the cash flow interest rate swap liability was $50.5 million and $99.2 million, respectively, and was recorded in Other current liabilities in the Condensed Consolidated Balance Sheet.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Activity related to the Company’s derivative instruments designated as Cash Flow Hedges consisted of the following (in millions):

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	12 weeks ended December 2, 2017	12 weeks ended December 3, 2016	Location of income recognized from derivatives
Designated interest rate swaps	$22.2	$31.0	Other comprehensive income (loss), net of tax

	Amount of income recognized from derivatives
Derivatives designated as hedging instruments	40 weeks ended December 2, 2017	40 weeks ended December 3, 2016	Location of income recognized from derivatives
Designated interest rate swaps	$22.6	$31.8	Other comprehensive income (loss), net of tax

Activity related to the Company’s derivative instruments not designated as hedging instruments consisted of the following (in millions):

	Amount of income recognized from derivatives
Derivatives not designated as hedging instruments	12 weeks ended December 2, 2017	12 weeks ended December 3, 2016	Location of income recognized from derivatives
Undesignated and ineffective portion of interest rate swaps	$1.0	$0.8	Other expense (income)

	Amount of income recognized from derivatives
Derivatives not designated as hedging instruments	40 weeks ended December 2, 2017	40 weeks ended December 3, 2016	Location of income recognized from derivatives
Undesignated and ineffective portion of interest rate swaps	$0.2	$0.8	Other expense (income)

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 - LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
The Company’s long-term debt as of December 2, 2017 and February 25, 2017, net of unamortized debt discounts of $260.8 million and $310.0 million, respectively, and deferred financing costs of $83.5 million and $118.2 million, respectively, consisted of the following (in millions):

	December 2, 2017	February 25, 2017
Albertsons Term Loans due 2021 to 2023, interest rate range of 4.10% to 4.46%	$5,619.1	$5,853.0
Albertsons Senior Unsecured Notes due 2024 and 2025, interest rate of 6.625% and 5.750%, respectively	2,475.3	2,473.0
NAI Notes due 2018 to 2031, interest rate range of 6.47% to 8.70%	1,412.2	1,552.2
Safeway Notes due 2019 to 2031, interest rate range of 3.95% to 7.45%	1,266.9	1,368.4
Other Notes Payable, unsecured	206.4	114.9
Mortgage Notes Payable, secured	21.0	22.4
Total debt	11,000.9	11,383.9
Less current maturities	(72.6)	(203.8)
Long-term portion	$10,928.3	$11,180.1
The Company's term loans ("Albertsons Term Loans"), asset-based loan ("ABL") facility (the "ABL Facility") and certain of the outstanding notes and debentures have restrictive covenants, subject to the right to cure in certain circumstances, calling for the acceleration of payments due in the event of a breach of a covenant or a default in the payment of a specified amount of indebtedness due under certain debt arrangements. There are no restrictions on the Company's ability to receive distributions from its subsidiaries to fund interest and principal payments due under the ABL Facility, the Albertsons Term Loans and the Company's senior unsecured notes (the "Senior Unsecured Notes"). Each of the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes restrict the ability of the Company to pay dividends and distribute property to AB Acquisition. As a result, all of the Company's consolidated net assets are effectively restricted with respect to their ability to be transferred to AB Acquisition. Notwithstanding the foregoing, the ABL Facility, Albertsons Term Loans and the Senior Unsecured Notes each contain customary exceptions for certain dividends and distributions, including the ability to make cumulative distributions under the Albertsons Term Loans and Senior Unsecured Notes of up to the greater of $1.0 billion or 4% of the Company's total assets (which is measured at the time of such distribution) and the ability to make distributions if certain payment conditions are satisfied under the ABL Facility. During the 12 weeks ended September 9, 2017, the Company utilized the foregoing exception in connection with the Distribution (as defined herein). The Company was in compliance with all such covenants and provisions as of and for the 40 weeks ended December 2, 2017.
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

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NAI Notes

During the third quarter of fiscal 2017, the Company repurchased NAI Notes with a par value of $141.0 million and a book value of $123.9 million for $118.9 million plus accrued interest of $3.2 million ("NAI Notes Repurchase"). In connection with the NAI Notes Repurchase, the Company recorded a gain on debt extinguishment of $5.0 million.
Asset-Based Loan Facility

As of December 2, 2017 and February 25, 2017, there were no loans outstanding under the Company's ABL Facility, and letters of credit ("LOC") issued under the LOC sub-facility were $595.2 million and $622.3 million, respectively.
Capitalized Lease Obligations
The Company's capitalized lease obligations were $873.4 million and $954.0 million as of December 2, 2017 and February 25, 2017, respectively. Current maturities of capitalized lease obligations were $99.3 million and $114.7 million and long-term maturities were $774.1 million and $839.3 million, as of December 2, 2017 and February 25, 2017, respectively.

NOTE 7 - EMPLOYEE BENEFIT PLANS
Pension Plans

On May 15, 2016, the Company, through an indirect, wholly-owned subsidiary, acquired 100% of the outstanding equity of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. ("C&S") for nominal cash consideration and the assumption of certain liabilities, primarily related to employee compensation and benefits of the workforce acquired. Prior to the acquisition, C&S, through its wholly-owned subsidiary, Collington, managed and operated the Company's distribution center located in Upper Marlboro, Maryland. By purchasing the equity of Collington, the Company settled a pre-existing reimbursement arrangement under the previous supply agreement relating to the pension plan in which Collington employees participate. Consequently, the Company, through its newly acquired subsidiary, Collington, assumed primary liability for the Collington employees participating in the pension plan. Prior to the acquisition of Collington, the pension plan was a multiple-employer plan, with Safeway Inc. ("Safeway"), a wholly-owned subsidiary of the Company, and C&S being the respective employers. The Safeway portion of the plan was accounted for as a multiemployer plan, with the C&S portion being accounted for by the Company through the previous supply agreement. Also, contemporaneously with the acquisition of Collington, the Company negotiated a new supply agreement with C&S and negotiated concessions directly from the unions representing the Collington employees at the distribution center. The acquisition of Collington resulted in a charge of approximately $78.9 million to net pension expense during the 16 weeks ended June 18, 2016. Upon the assumption of the C&S portion of the pension plan through the equity acquisition, the multiple-employer pension plan was accounted for as a single employer plan. The plan assets were combined with the assets in Safeway's defined benefit pension plan (the "Safeway Plan") under a master trust arrangement prior to this transaction, and on December 30, 2016, this plan and the Safeway Plan were formally merged.

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

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Post-Retirement Benefits

In connection with the Collington transaction, the Company negotiated with the respective unions a new unfunded post-retirement obligation with a projected benefit obligation of approximately $15.5 million, recorded through Other comprehensive income (loss) as prior service cost during the first quarter of 2016.

The following tables provide the components of net pension and post-retirement expense (in millions):

	12 weeks ended
	Pension		Other post-retirement benefits
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Estimated return on plan assets	$(27.6)	$(28.7)	$—	$—
Service cost	11.5	11.8	0.3	0.1
Interest cost	20.4	20.0	0.2	0.2
Amortization of prior service cost	—	—	0.8	0.9
Amortization of unrecognized loss	0.1	—	—	—
Net expense	$4.4	$3.1	$1.3	$1.2

	40 weeks ended
	Pension		Other post-retirement benefits
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Estimated return on plan assets	$(92.0)	$(92.1)	$—	$—
Service cost	38.3	37.7	0.8	0.2
Interest cost	67.9	64.3	0.7	0.6
Amortization of prior service cost	0.1	—	2.8	1.7
Amortization of unrecognized loss	0.3	—	—	—
Collington acquisition	—	78.9	—	—
Net expense	$14.6	$88.8	$4.3	$2.5

The Company contributed $13.4 million and $19.8 million to its defined benefit pension plans and post-retirement benefit plans during the 12 and 40 weeks ended December 2, 2017, respectively. For the 12 and 40 weeks ended December 3, 2016, the Company contributed $2.1 million and $9.5 million, respectively. For the remainder of fiscal 2017, the Company currently anticipates contributing an additional $2.1 million to these plans.
Defined Contribution Plans and Supplemental Retirement Plans

Many of the Company's employees are eligible to contribute a percentage of their compensation to defined contribution plans ("401(k) Plans"). Participants in the 401(k) Plans may become eligible to receive a profit-sharing allocation in the form of a discretionary Company contribution based on employee compensation. In addition, the Company may also provide matching contributions based on the amount of eligible compensation contributed by the employee. All Company contributions to the 401(k) Plans are made at the discretion of the Company's Board of Managers. Total contributions expensed for these plans were $9.4 million and $8.5 million for the 12 weeks ended December 2, 2017 and December 3, 2016, respectively. For the 40 weeks ended December 2, 2017 and December 3, 2016, total contributions expensed were $32.6 million and $30.6 million, respectively.

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 - RELATED PARTIES AND OTHER RELATIONSHIPS
Contractual Agreements with SuperValu
On October 17, 2017, the Company exercised its right to terminate the Transition Services Agreements ("TSAs") with SUPERVALU INC. ("SuperValu"). The Company's TSAs will terminate during the third quarter of fiscal 2018, subject to certain exceptions.
Summary of SuperValu activity

Activities with SuperValu that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) consisted of the following (in millions):

	12 weeks ended		40 weeks ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Supply agreements included in Cost of sales	$379.0	$374.0	$1,287.9	$1,353.9
Selling and administrative expenses	23.9	27.4	96.5	123.9
Total	$402.9	$401.4	$1,384.4	$1,477.8
Equity-Based Incentive Plans

Certain employees of the Company participate in equity-based incentive plans that are maintained by the Company's parent. Awards under the plans vest over a service period, or upon a combination of both a service period and achievement of certain performance-based thresholds. Equity-based compensation expense recognized by the Company related to these plans was $6.5 million and $18.9 million for the 12 weeks ended December 2, 2017 and December 3, 2016, respectively. For the 40 weeks ended December 2, 2017 and December 3, 2016, equity-based compensation expense was $24.6 million and $34.2 million, respectively. During the 40 weeks ended December 2, 2017, achievement of the 2017 performance threshold was not deemed to be probable, therefore there was no equity-based compensation expense recognized during fiscal 2017 related to the unvested 2017 performance-based awards.

The Company recorded an income tax benefit of $1.3 million and $4.0 million related to equity-based compensation for the 12 weeks ended December 2, 2017 and December 3, 2016, respectively. For the 40 weeks ended December 2, 2017 and December 3, 2016, the Company recorded a tax benefit of $5.0 million and $7.2 million, respectively.

As of December 2, 2017, there was $45.9 million of unrecognized costs related to awards granted under the equity-based incentive plans that the Company expects to recognize over a weighted average period of 1.6 years.

On June 30, 2017, the Company’s parent, made a cash distribution of $250.0 million to its members (the "Distribution"). In connection with the Distribution, the AB Acquisition members' agreement was amended such that holders of the Investor incentive units, Series 1 incentive units and Series 2 incentive units would participate in the Distribution. As a result of the amendment, equity-based compensation expense recognized for the 40 weeks ended December 2, 2017 includes $2.4 million of additional expense.

NOTE 9 - COMMITMENTS AND CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
Guarantees

California Department of Industrial Relations: On October 24, 2012, the Office of Self-Insurance Plans, a program within the director's office of the California Department of Industrial Relations (the "DIR"), notified SuperValu, which

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

was then the owner of New Albertson's, Inc., a wholly-owned subsidiary of the Company, that additional collateral was required to be posted in connection with the Company's, and certain other subsidiaries', California self-insured workers’ compensation obligations pursuant to applicable regulations. The notice from the DIR stated that the additional collateral was required as a result of an increase in estimated future liabilities, as determined by the DIR pursuant to a review of the self-insured California workers' compensation claims with respect to the applicable businesses, and a decline in SuperValu’s net worth. On January 21, 2014, the Company entered into a Collateral Substitution Agreement with the California Self-Insurers' Security Fund to provide an irrevocable LOC. The amount of the LOC is adjusted semi-annually based on annual filings of an actuarial study reflecting liabilities as of December 31 of each year reduced by claim closures and settlements. The related LOC was $205.6 million as of December 2, 2017 and $237.6 million as of February 25, 2017.

Lease Guarantees: The Company may have liability under certain operating leases that were assigned to third parties. If any of these third parties fail to perform their obligations under the leases, the Company could be responsible for the lease obligation. Because of the wide dispersion among third parties and the variety of remedies available, the Company believes that if an assignee became insolvent, it would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made provisions where the loss contingency can be reasonably estimated and an adverse outcome is probable. Nonetheless, assessing and predicting the outcomes of these matters involves substantial uncertainties. Management currently believes that the aggregate range of reasonably possible loss for the Company's exposure in excess of the amount accrued is expected to be immaterial to the Company. It remains possible that despite management's current belief, material differences in actual outcomes or changes in management’s evaluation or predictions could arise that could have a material effect on the Company's financial condition, results of operations or cash flows.

Drug Enforcement Administration: During fiscal 2014, the Company received two subpoenas from the Drug Enforcement Administration ("DEA") requesting information concerning the Company's record keeping, reporting and related practices concerning the theft or significant loss of controlled substances. On June 7, 2016, the Company received a third subpoena requesting information concerning potential diversion by one former employee in the Seattle/Tacoma area (Washington State). On July 18, 2017, the DEA and Department of Justice announced that they had reached an agreement with Safeway with respect to the matters under investigation. Under the agreement, Safeway (1) has paid a penalty of $3.0 million; (2) has surrendered its controlled substances license at one of its pharmacies in California, and has had its controlled substances license at one of its pharmacies in Washington State suspended for four months; and (3) is subject to a three-year corrective action plan.

Office of Inspector General: In January 2016, the Company received a subpoena from the Office of the Inspector General of the Department of Health and Human Services (the "OIG") pertaining to the pricing of drugs offered under the Company’s MyRxCare discount program and the impact on reimbursements to Medicare, Medicaid and TRICARE (the "Government Health Programs"). In particular, the OIG is requesting information on the relationship between the

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

prices charged for drugs under the MyRxCare program and the "usual and customary" prices reported by the Company in claims for reimbursements to the Government Health Programs or other third-party payors. The Company is cooperating with the OIG in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of reasonably possible loss, if any.

Civil Investigative Demand: On December 16, 2016, the Company received a civil investigative demand from the United States Attorney for the District of Rhode Island in connection with a False Claims Act investigation relating to the Company's influenza vaccination programs. The investigation concerns whether the Company's provision of store coupons to its customers who received influenza vaccinations in its store pharmacies constituted an improper benefit to those customers under the federal Medicare and Medicaid programs. The Company believes that its provision of the store coupons to its customers is an allowable incentive to encourage vaccinations. The Company is cooperating with the U.S. Attorney in the investigation. The Company is currently unable to determine the probability of the outcome of this matter or the range of possible loss, if any.

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

On August 5, 2016, the Company was notified that MasterCard had asserted its initial assessment for incremental counterfeit fraud losses and non-ordinary course expenses (such as card reissuance costs) as well as a case management assessment. On December 5, 2016, the Company was further notified that MasterCard had asserted its final assessment of approximately $6.0 million, which the Company paid on December 9, 2016; however, the Company disputes the MasterCard assessment and, on March 10, 2017, filed a lawsuit against MasterCard seeking recovery of the assessment. On May 5, 2017, MasterCard filed a motion to dismiss the litigation. In a decision dated August 25, 2017, the court denied MasterCard's motion, and the litigation is ongoing. On January 2, 2018, the Company was notified that Visa, Inc. ("Visa") had asserted its assessment for incremental counterfeit fraud losses and card reissuance costs for $1.0 million, which the Company expects to pay in the fourth quarter of fiscal 2017. On October 20, 2015, the Company agreed with one of its third-party payment administrators to provide a $15.0 million LOC to cover any claims from the payment card networks and to maintain a minimum level of card processing until the potential claims from the payment card networks are resolved. On January 4, 2018, this third party payment administrator agreed to reduce the LOC to the Visa assessment amount of approximately $1.0 million. The Company has recorded an estimated liability for any remaining potential claims from other card networks.

As a result of the criminal intrusions, two class action complaints were filed against the Company by consumers and are currently pending, Mertz v. SuperValu Inc. et al, filed in federal court in the state of Minnesota and Rocke v. SuperValu Inc. et al, filed in federal court in the state of Idaho, alleging deceptive trade practices, negligence and invasion of privacy. The plaintiffs seek unspecified damages. The Judicial Panel on Multidistrict Litigation has consolidated the class actions and transferred the cases to the District of Minnesota. On August 10, 2015, the Company and SuperValu filed a motion to dismiss the class actions, which was granted without prejudice on January 7, 2016. The plaintiffs filed a motion to alter or amend the court's judgment, which was denied on April 20, 2016. The court also denied leave

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

to amend the complaint. On May 18, 2016, the plaintiffs filed a notice of appeal to the Eighth Circuit Court of Appeals and defendants filed a cross-appeal. In a decision dated August 30, 2017, the Eighth Circuit Court of Appeals reversed the District Court's dismissal of the case as to one of the 16 named plaintiffs, affirmed the dismissal as to the remaining 15 named plaintiffs and remanded the case to the District Court for further proceedings. On November 3, 2017, the Company filed a motion to dismiss with respect to the remaining plaintiff's claim on the basis that the plaintiff was not a customer of any of the Company's stores. The liability, if any, that the Company might incur upon the resolution of these complaints is not expected to have a material impact on the Company's consolidated financial condition, results of operations, or cash flows.

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

Rodman: On June 17, 2011, a customer of Safeway’s home delivery business (safeway.com) filed a class action complaint in the United States District Court for the Northern District of California entitled Rodman v. Safeway Inc., alleging that Safeway had inaccurately represented on its home delivery website that the prices paid there were the same as the prices in the brick-and-mortar retail store. Rodman asserted claims for breach of contract and unfair business practices under California law. The court certified a class for the breach of contract claim, but denied class treatment for the California business practices claims. On December 10, 2014, the court ruled that the terms and conditions on Safeway's website should be construed as creating a contractual promise that prices on the website would be the same as in the stores and that Safeway had breached the contract by charging more on the website. On August 31, 2015, the court denied Safeway's affirmative defenses and arguments for limiting liability, and determined that website registrants since 2006 were entitled to approximately $31.0 million in damages (which amount was reduced to $23.2 million to correct an error in the court’s calculation), plus prejudgment interest. The court then set a trial date of December 7, 2015 to determine whether pre-2006 registrants were entitled to any recovery. The parties thereafter stipulated to facts regarding the pre-2006 registration process, whereupon the court vacated the December trial date and extended its prior liability and damages rulings to class members who registered before 2006. Consequently, on November 30, 2015, the court entered a final judgment in favor of the plaintiff class in the amount of $41.9 million (comprised of $31.0 million in damages and $10.9 million in prejudgment interest). Safeway filed a Notice of Appeal from that judgment to the Ninth Circuit Court of Appeals on December 4, 2015, contesting both liability and damages. On April 6, 2016, the plaintiff moved for discovery sanctions against Safeway in the district court, seeking an additional $2.0 million. A hearing on the sanctions motion was held on August 25, 2016, and the court awarded sanctions against the Company in an amount under $1.0 million. The Ninth Circuit Court of Appeals heard oral arguments on the appeal on June 12, 2017 and, on August 4, 2017, affirmed the judgment for the plaintiff. On December 15, 2017, the Company paid $42.3 million into a Qualified Settlement Fund escrow account to fund the judgment (with interest).

Terraza/Lorenz: Two lawsuits have been brought against Safeway and the Safeway Benefits Plan Committee (the "Benefit Plans Committee," and together with Safeway, the "Safeway Benefits Plans Defendants") and other third parties alleging breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") with respect to Safeway’s 401(k) Plan (the "Safeway 401(k) Plan"). On July 14, 2016, a complaint ("Terraza") was filed in the United States District Court for the Northern District of California by a participant in the Safeway 401(k) Plan individually and on behalf of the Safeway 401(k) Plan. An amended complaint was filed on November 18, 2016. On August 25, 2016, a second complaint ("Lorenz") was filed in the United States District Court for the Northern District of California by another participant in the Safeway 401(k) Plan individually and on behalf of all others similarly situated against the Safeway Benefits Plans Defendants and against the Safeway 401(k) Plan’s former

Albertsons Companies, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

recordkeepers. An amended complaint was filed on September 16, 2016, and a second amended complaint was filed on November 21, 2016. In general, both lawsuits allege that the Safeway Benefits Plans Defendants breached their fiduciary duties under ERISA regarding the selection of investments offered under the Safeway 401(k) Plan and the fees and expenses related to those investments. The Company believes these lawsuits are without merit and intends to contest each of them vigorously. The Safeway Benefits Plans Defendants have filed motions to dismiss both cases. Defendants have answered the complaints, and the parties are in the initial stages of discovery. The Company is currently unable to estimate the range of loss, if any, that may result from these matters due to the early procedural status of the cases. On March 13, 2017, the United States District Court for the Northern District of California denied the Safeway Benefits Plan Defendants' motion to dismiss with respect to Terraza, and granted in part and denied in part the Safeway Benefits Plan Defendants' motion to dismiss with respect to Lorenz. On December 12, 2017, the Court in Terraza denied in part and granted in part a motion to dismiss brought by co-defendant Aon Hewitt. In Terraza, fact discovery is currently scheduled to close on March 22, 2018, dispositive motions are due on June 15, 2018 and trial is set for October 22, 2018. It is anticipated that a similar schedule will be adopted in Lorenz.

False Claims Act: Three qui tam actions have been filed against the Company under the False Claims Act. In United States ex rel. Schutte and Yarberry v. SuperValu, New Albertson's, Inc. ("Albertsons"), et al, the relators allege that defendants (including various Albertsons subsidiaries) overcharged federal healthcare programs by not providing the government, as a part of usual and customary prices, the benefit of discounts given to customers who requested that defendants match competitor prices. The complaint was originally filed under seal and amended on November 30, 2015. In United States ex rel. Proctor v. Safeway, the relator alleges that Safeway submitted fraudulent, inflated pricing information to four government healthcare programs in connection with prescription drug claims, by failing to include pharmacy discount program pricing as a part of its usual and customary prices. On August 26, 2015, the underlying complaint was unsealed. Relator filed an amended complaint, and Safeway’s motion to dismiss the amended complaint was denied. In United States ex rel. Zelickowski v. Albertsons LLC, relator alleges that Albertsons overcharged federal healthcare programs by not providing the government, as a part of its usual and customary prices to the government, the benefit of discounts given to customers who enrolled in Albertsons’ discount-club program. The complaint was originally filed under seal and amended on June 20, 2017. The government previously investigated the relators' allegations in each of the cases and declined to intervene in any of the cases. Relators elected to pursue their respective cases on their own, and the Company is vigorously defending each of those matters. The matters are at an early stage in the proceedings. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome of any of them should be unfavorable.
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
(unaudited)

NOTE 10 - OTHER COMPREHENSIVE INCOME OR LOSS

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

While total comprehensive earnings are the activity in a period and are largely driven by net earnings in that period, accumulated other comprehensive income or loss ("AOCI") represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown below (in millions):

	40 weeks ended December 2, 2017
	Total	Pension and Post-retirement benefit plans	Interest rate swaps	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(12.8)	$79.7	$(28.1)	$(66.1)	$1.7
Other comprehensive income before reclassifications	32.4	2.2	4.8	23.7	1.7
Amounts reclassified from accumulated other comprehensive income	25.7	2.8	27.9	—	(5.0)
Tax (expense) benefit	(18.8)	1.0	(10.1)	(9.4)	(0.3)
Current-period other comprehensive income (loss), net	39.3	6.0	22.6	14.3	(3.6)
Ending AOCI balance	$26.5	$85.7	$(5.5)	$(51.8)	$(1.9)

	40 weeks ended December 3, 2016
	Total	Pension and Post-retirement benefit plans	Interest rate swaps	Foreign currency translation adjustments	Other
Beginning AOCI balance	$(112.7)	$(2.3)	$(67.5)	$(45.6)	$2.7
Other comprehensive (loss) income before reclassifications	(59.3)	(15.5)	2.8	(42.6)	(4.0)
Amounts reclassified from accumulated other comprehensive income	41.5	1.7	39.8	—	—
Tax benefit (expense)	8.2	1.7	(10.8)	16.9	0.4
Current-period other comprehensive (loss) income, net	(9.6)	(12.1)	31.8	(25.7)	(3.6)
Ending AOCI balance	$(122.3)	$(14.4)	$(35.7)	$(71.3)	$(0.9)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other similar expressions. Forward-looking statements are based on our current expectations and assumptions and involve risks and uncertainties that could cause actual results or events to be materially different from those anticipated. The Company undertakes no obligation to update or revise any such statements as a result of new information, future events or otherwise. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. As used in this Form 10-Q, unless the context otherwise requires, references to "Albertsons", "the Company", "we", "us" and "our" refer to Albertsons Companies, LLC and, where appropriate, its subsidiaries.

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

OVERVIEW
As of December 2, 2017, we operated 2,323 stores, 1,776 pharmacies and 394 adjacent fuel centers under 20 well-known banners across 35 states and the District of Columbia. In addition to our retail footprint, we believe that digital innovation is becoming increasingly important to the success of our Company as our customers’ preferences trend toward greater flexibility, convenience, service and personalization. We are enhancing our digital offerings and improving our omnichannel presence, as evidenced by our recent alliance with Instacart and purchase of DineInFresh,

Inc. ("Plated"). We will now offer meal-kits and prepared meals, as well as traditional grocery products, in-store and online with enhanced delivery options.

Third Quarter of Fiscal 2017 Highlights and Outlook

•	Announced alliance with Instacart for same-day deliveries in as little as an hour

•	Initiated roll-out of Plated meal-kits in-store

•	Accelerated growth of eCommerce business, including expansion of 'Drive-Up and Go' options

•	Increased penetration in Own Brands by 62 basis points

•	Exceeded $1 billion in last twelve months "O Organics" sales for the first time

•	Acquired an equity interest in El Rancho, a Texas-based Hispanic specialty grocer

•	Increased registered households in Company loyalty programs by 23% since fiscal 2016

•	Record number of store reset activities focused on adding new and expanded product offerings
During the third quarter of fiscal 2017, we invested heavily in order to attempt to drive identical store sales, but we experienced disappointing results from these investments, with identical store sales (excluding fuel) declining 1.8%. We are encouraged by the trend in our identical store sales over the first six weeks of the fourth quarter of fiscal 2017, which are positive compared to the same six-week period last year.
The following table shows stores operating, acquired, opened and closed during the periods presented:

	12 weeks ended		40 weeks ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Stores, beginning of period	2,328	2,320	2,324	2,271
Acquired	—	6	5	74
Opened	1	6	13	9
Closed	(6)	(5)	(19)	(27)
Stores, end of period	2,323	2,327	2,323	2,327
The following table summarizes our stores by size:

	Number of stores		Percent of Total		Retail Square Feet (1)
Square Footage	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Less than 30,000	213	208	9.2%	8.9%	4.9	4.8
30,000 to 50,000	813	820	35.0%	35.3%	34.1	34.4
More than 50,000	1,297	1,299	55.8%	55.8%	76.5	76.7
Total Stores	2,323	2,327	100.0%	100.0%	115.5	115.9
(1) In millions, reflects total square footage of retail stores operating at the end of the quarter.

RESULTS OF OPERATIONS
Comparison of 12 and 40 weeks ended December 2, 2017 to 12 and 40 weeks ended December 3, 2016:
The following table and related discussion set forth certain information and comparisons regarding the components of our Condensed Consolidated Statements of Operations for the 12 and 40 weeks ended December 2, 2017 ("third quarter of fiscal 2017" and "first 40 weeks of fiscal 2017", respectively) and 12 and 40 weeks ended December 3, 2016 ("third quarter of fiscal 2016" and "first 40 weeks of fiscal 2016", respectively). As of December 2, 2017 and December 3, 2016, we operated 2,323 and 2,327 stores, respectively.

	12 weeks ended
	December 2, 2017	% of Sales	December 3, 2016	% of Sales
Net sales and other revenue	$13,599.2	100.0%	$13,613.8	100.0%
Cost of sales	9,974.6	73.3%	9,794.0	71.9%
Gross profit	3,624.6	26.7%	3,819.8	28.1%
Selling and administrative expenses	3,719.6	27.4%	3,665.9	27.0%
Operating (loss) income	(95.0)	(0.7)%	153.9	1.1%
Interest expense, net	193.9	1.4%	212.4	1.6%
Gain on debt extinguishment	(5.0)	—%	—	—%
Other expense (income)	21.5	0.2%	(26.4)	(0.2)%
Loss before income taxes	(305.4)	(2.3)%	(32.1)	(0.3)%
Income tax (benefit) expense	(523.5)	(3.8)%	4.1	—%
Net income (loss)	$218.1	1.5%	$(36.2)	(0.3)%

	40 weeks ended
	December 2, 2017	% of Sales	December 3, 2016	% of Sales
Net sales and other revenue	$45,890.9	100.0%	$45,861.6	100.0%
Cost of sales	33,478.1	73.0%	33,154.9	72.3%
Gross profit	12,412.8	27.0%	12,706.7	27.7%
Selling and administrative expenses	12,488.7	27.2%	12,252.2	26.7%
Goodwill impairment	142.3	0.3%	—	—%
Operating (loss) income	(218.2)	(0.5)%	454.5	1.0%
Interest expense, net	679.2	1.5%	784.0	1.7%
(Gain) loss on debt extinguishment	(5.0)	—%	111.7	0.2%
Other expense (income)	40.4	0.1%	(22.9)	—%
Loss before income taxes	(932.8)	(2.1)%	(418.3)	(0.9)%
Income tax benefit	(590.8)	(1.3)%	(10.4)	—%
Net loss	$(342.0)	(0.8)%	$(407.9)	(0.9)%

Identical Store Sales, Excluding Fuel
Identical store sales are defined as stores operating during the same period in both the current year and the prior year, comparing sales on a daily basis, excluding fuel. Acquired stores become identical on the one-year anniversary date of the acquisition. Identical store sales for the 12 and 40 weeks ended December 2, 2017 and 12 and 40 weeks ended December 3, 2016, respectively, were:

	12 weeks ended		40 weeks ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Identical store sales, excluding fuel	(1.8)%	(2.1)%	(1.9)%	0.5%
Our third quarter of fiscal 2017 identical store sales decrease was driven by a 2.7% decline in customer traffic, offset by an increase of 0.9% in average ticket size. During the 12 weeks ended December 2, 2017, our identical store sales were impacted by minimal food price inflation and significant investments in promotions and price, which did not achieve the desired impact of increasing customer traffic during the third quarter of fiscal 2017. During the first six weeks of the fourth quarter of fiscal 2017, we are encouraged by the resulting trend in our identical store sales, which are positive compared to the same six-week period last year.
Net Sales and Other Revenue
Net sales and other revenue decreased 0.1% to $13,599.2 million for the third quarter of fiscal 2017 from $13,613.8 million for the third quarter of fiscal 2016. The slight decrease in Net sales and other revenue was primarily driven by a decrease in sales of $225.3 million from a 1.8% decline in identical store sales, offset by an increase in fuel sales of $117.6 million and sales of $95.0 million from new stores and acquisitions, net of store closings.
Net sales and other revenue increased 0.1% to $45,890.9 million for the first 40 weeks of fiscal 2017 from $45,861.6 million for the first 40 weeks of fiscal 2016. The increase in Net sales and other revenue was primarily driven by sales of $530.6 million from new stores and acquisitions, net of store closings, and an increase in fuel sales of $322.4 million, partially offset by a decrease of $814.0 million from a 1.9% decline in identical store sales.
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
Gross profit margin decreased to 26.7% for the third quarter of fiscal 2017 compared to 28.1% for the third quarter of fiscal 2016. Excluding the impact of fuel, gross profit margin decreased 130 basis points. The decrease is primarily attributable to investments in promotions and price made to respond to the competitive environment in addition to higher shrink expense partially driven by system conversions.
Gross profit margin decreased to 27.0% for the first 40 weeks of fiscal 2017 compared to 27.7% for the first 40 weeks of fiscal 2016. Excluding the impact of fuel, gross profit margin decreased 60 basis points. The decrease is primarily attributable to investments in promotions and price made to respond to the competitive environment, higher shrink expense partially driven by system conversions, and temporary increases in supply chain costs related to the integration and conversions of our distribution centers during the first quarter of fiscal 2017.

Selling and Administrative Expenses

Selling and administrative expenses consist primarily of store level costs, including wages, employee benefits, rent, depreciation and utilities, in addition to certain back-office expenses related to our corporate and division offices.
Selling and administrative expenses increased to 27.4% of Net sales and other revenue for the third quarter of fiscal 2017 compared to 27.0% of Net sales and other revenue for the third quarter of fiscal 2016. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 70 basis points during the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The increase in Selling and administrative expenses as a percentage of Net sales and other revenue was primarily attributable to higher employee wage and benefit costs driven by union contract and minimum wage increases, higher depreciation and amortization expense and deleveraging of sales on fixed costs.
Selling and administrative expenses increased to 27.2% of Net sales and other revenue for the first 40 weeks of fiscal 2017 compared to 26.7% of Net sales and other revenue for the first 40 weeks of fiscal 2016. Excluding the impact of fuel, Selling and administrative expenses as a percentage of Net sales and other revenue increased 70 basis points during the first 40 weeks of fiscal 2017 compared to the first 40 weeks of fiscal 2016. The increase in Selling and administrative expenses was primarily attributable to higher asset impairment charges, higher employee wage and benefit costs, higher depreciation and amortization expense and deleveraging of sales on fixed costs. These increases were partially offset by lower pension expense due to the $78.9 million charge related to the acquisition of Collington Services, LLC ("Collington") from C&S Wholesale Grocers, Inc. during the first quarter of fiscal 2016.
Goodwill Impairment
There was no goodwill impairment during the third quarter of fiscal 2017 or the third quarter of fiscal 2016. Goodwill impairment was $142.3 million during the first 40 weeks of fiscal 2017 compared to no goodwill impairment during the first 40 weeks of fiscal 2016. In the second quarter of fiscal 2017, there was a sustained decline in the market multiples of publicly traded peer companies. In addition, during the second quarter of fiscal 2017, we revised our short-term operating plan. As a result, we determined that an interim review of the recoverability of our goodwill was necessary. Consequently, we recorded a goodwill impairment loss of $142.3 million, substantially all within the Acme reporting unit relating to the November 2015 acquisition of stores from The Great Atlantic and Pacific Tea Company, Inc., due to changes in the estimate of our long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. The goodwill impairment loss was based on a quantitative analysis using a combination of a discounted cash flow model (income approach) and a guideline public company comparative analysis (market approach).

Although we did not identify a triggering event in the third quarter of fiscal 2017, it is reasonably possible that future changes in judgments, assumptions and estimates we made in assessing the fair value of goodwill could cause us to recognize impairment charges at additional divisions.  For example, a future decline in market conditions, continued under performance of certain divisions or other factors could negatively impact the estimated future cash flows and valuation assumptions used to determine the fair value of the goodwill for certain divisions and lead to future impairment charges.
Interest Expense, Net
Interest expense, net was $193.9 million for the third quarter of fiscal 2017 compared to $212.4 million for the third quarter of fiscal 2016. For the first 40 weeks of fiscal 2017, Interest expense, net, was $679.2 million compared to $784.0 million for the first 40 weeks of fiscal 2016. The decrease in Interest expense, net primarily reflects lower average interest rates on outstanding borrowings as a result of our refinancing transactions during fiscal 2016. The weighted average interest rate during the first 40 weeks of fiscal 2017 was 6.4% compared to 6.9% during the first 40 weeks of fiscal 2016, excluding amortization of deferred financing costs and original issue discount.

(Gain) Loss on Debt Extinguishment
During the third quarter of fiscal 2017, we repurchased NAI Notes with a par value of $141.0 million and a book value of $123.9 million for $118.9 million plus accrued interest of $3.2 million ("NAI Notes Repurchase"). In connection with the NAI Notes Repurchase we recorded a gain on debt extinguishment of $5.0 million.
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
Other Expense (Income)

Other expense was $21.5 million for the third quarter of fiscal 2017 compared to other income of $26.4 million for the third quarter of fiscal 2016. For the first 40 weeks of fiscal 2017, Other expense was $40.4 million compared to other income of $22.9 million for the first 40 weeks of fiscal 2016. Other expense (income) was primarily driven by changes in our equity method investment in Casa Ley, S.A. de C.V. ("Casa Ley"), changes in the fair value of the contingent value rights ("CVRs") and gains and losses on the sale of investments.
Income Taxes
Income tax benefit was $523.5 million for the third quarter of fiscal 2017 compared to income tax expense of $4.1 million for the third quarter of fiscal 2016. Income tax benefit was $590.8 million and $10.4 million for the first 40 weeks ended December 2, 2017 and December 3, 2016, respectively. The income tax benefit in the third quarter of fiscal 2017 was primarily driven by the reversal of a $359.0 million valuation allowance previously recorded against certain subsidiaries deferred tax assets as a result of a reorganization of our Subchapter C corporation subsidiaries.

On December 3, 2017, we completed a reorganization of our legal entity structure to effectively make Albertsons Companies, Inc. our corporate parent and simplify our overall tax reporting and compliance requirements. This reorganization will allow us to be more tax efficient in the future and reduce administrative compliance costs.

Also in December, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and based on our preliminary review of the Tax Act, we expect it to result in a significant ongoing benefit to us, primarily as the result of the reduction in the corporate tax rate from 35% to 21% and the ability to accelerate depreciation deductions for qualified property purchases. Beginning in Fiscal 2018, we expect our effective tax rate to be in the mid-twenties before discrete items. We continue to evaluate the impact of the Tax Act to our business and will provide an update when we report fourth quarter results.

Adjusted EBITDA and Free Cash Flow
For the third quarter of fiscal 2017, Adjusted EBITDA was $429.0 million, or 3.2% of Net sales and other revenue, compared to $674.8 million, or 5.0% of Net sales and other revenue, for the third quarter of fiscal 2016. For the first 40 weeks of fiscal 2017, Adjusted EBITDA was $1,685.9 million, or 3.7% of Net sales and other revenue, compared to $2,130.0 million, or 4.6% of Net sales and other revenue, for the first 40 weeks of fiscal 2016. The decrease in Adjusted EBITDA primarily reflects lower gross profit, higher employee wage and benefit costs and deleveraging of sales on fixed costs in the first 40 weeks of fiscal 2017 compared to the first 40 weeks of fiscal 2016.
The following is a reconciliation of Net income (loss) to Adjusted EBITDA (in millions):

	12 weeks ended		40 weeks ended
	December 2, 2017	December 3, 2016	December 2, 2017	December 3, 2016
Net income (loss)	$218.1	$(36.2)	$(342.0)	$(407.9)
Depreciation and amortization	444.4	425.0	1,462.0	1,374.0
Interest expense, net	193.9	212.4	679.2	784.0
Income tax (benefit) expense	(523.5)	4.1	(590.8)	(10.4)
EBITDA	332.9	605.3	1,208.4	1,739.7

Gain on interest rate and commodity hedges, net	(2.3)	(3.8)	(5.6)	(11.2)
Acquisition and integration costs (1)	61.4	48.5	161.5	165.7
Equity-based compensation expense	6.5	18.9	24.6	34.2
(Gain) loss on debt extinguishment	(5.0)	—	(5.0)	111.7
Net loss (gain) on property dispositions, asset impairment and lease exit costs	15.5	12.0	66.8	(38.8)
Goodwill impairment	—	—	142.3	—
LIFO expense (benefit)	0.4	(11.2)	24.0	8.5
Collington acquisition (2)	—	—	—	78.9
Facility closures and related transition costs (3)	1.5	3.3	11.0	20.3
Other (4)	18.1	1.8	57.9	21.0
Adjusted EBITDA	$429.0	$674.8	$1,685.9	$2,130.0
(1) Primarily includes costs related to acquisitions, integration of acquired businesses and expenses related to management fees paid in connection with acquisition and financing activities.
(2) The 40 weeks ended December 3, 2016 includes a charge to pension expense, net related to the settlement of a pre-existing contractual relationship and assumption of the pension plan related to the Collington acquisition.
(3) Includes costs related to facility closures and the transition to our decentralized operating model.
(4) Primarily includes lease adjustments related to deferred rents and deferred gains on leases. Also includes amortization of unfavorable leases on acquired Safeway surplus properties, estimated losses related to the security breach, changes in our equity method investment in Casa Ley, fair value adjustments to CVRs, foreign currency translation gains, costs related to our initial public offering and pension expense (exclusive of the charge related to the Collington acquisition) in excess of cash contributions.

The following is a reconciliation of Net cash provided by operating activities to Free Cash Flow (in millions):

	40 weeks ended
	December 2, 2017	December 3, 2016
Net cash provided by operating activities	$710.6	$1,109.3
Income tax benefit	(590.8)	(10.4)
Deferred income taxes	629.7	198.2
Interest expense, net	679.2	784.0
Changes in operating assets and liabilities	173.0	(53.3)
Amortization and write-off of deferred financing costs	(48.5)	(62.0)
Acquisition and integration costs	161.5	165.7
Other adjustments	(28.8)	(1.5)
Adjusted EBITDA	1,685.9	2,130.0
Less: capital expenditures	(1,062.7)	(1,052.3)
Free Cash Flow	$623.2	$1,077.7

LIQUIDITY AND CAPITAL RESOURCES
The following table sets forth the major sources and uses of cash and our cash and cash equivalents at the end of each period (in millions):

	40 weeks ended
	December 2, 2017	December 3, 2016
Cash and cash equivalents at end of period	$473.3	$806.1
Cash flows from operating activities	710.6	1,109.3
Cash flows from investing activities	(615.8)	(740.2)
Cash flows from financing activities	(840.7)	(142.7)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $710.6 million for the first 40 weeks of fiscal 2017 compared to $1,109.3 million for the first 40 weeks of fiscal 2016. The decrease in cash flow from operations was primarily driven by the decrease in operating income, principally reflecting results of the third quarter of fiscal 2017, and changes in working capital, partially offset by $102.9 million in lower interest paid and a $156.5 million reduction in income taxes paid.
Net Cash Used In Investing Activities
Net cash used in investing activities was $615.8 million for the first 40 weeks of fiscal 2017 compared to $740.2 million for the first 40 weeks of fiscal 2016.
For the first 40 weeks of fiscal 2017, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $1,062.7 million, and payments for business acquisitions of $148.8 million related to the MedCart Specialty Pharmacy and Plated acquisitions, partially offset by proceeds from the sale of assets of $652.6 million. Proceeds from sale of assets during the first 40 weeks of fiscal 2017 included $611.1 million in net proceeds related to our Sale-Leaseback transaction in the third quarter of fiscal 2017. Payments for property and equipment included the opening of 18 new stores, including five acquired stores, 119 remodels and continued investment in our digital and eCommerce technology.

For the first 40 weeks of fiscal 2016, cash used in investing activities consisted primarily of payments for property and equipment, including lease buyouts, of $1,052.3 million, and business acquisitions, consisting primarily of 29 stores from Haggen Holdings, LLC, of $188.6 million, partially offset by proceeds from the sale of assets of $435.9 million. Asset sale proceeds for the first 40 weeks of fiscal 2016 were primarily from the sale and subsequent leaseback of two distribution centers in Southern California and the sale of a portfolio of surplus properties.
In fiscal 2017, we expect to spend approximately $1.5 billion in capital expenditures, including $200.0 million of Safeway integration-related capital expenditures, as follows (in millions):

Projected Fiscal 2017 Capital Expenditures
Integration capital	$200.0
New stores and remodels	550.0
Maintenance	200.0
Supply chain	200.0
IT	175.0
Real estate and expansion capital	175.0
Total	$1,500.0
Net Cash Used In Financing Activities
Net cash used in financing activities was $840.7 million for the first 40 weeks of fiscal 2017 compared to net cash used in financing activities of $142.7 million during the first 40 weeks of fiscal 2016.
Net cash used in financing activities during the first 40 weeks of fiscal 2017 consisted primarily of payments on long-term debt and capital lease obligations of $913.4 million and a member distribution of $250.0 million, partially offset by proceeds from the issuance of long-term debt of $290.0 million and proceeds of $99.9 million from financing leases.
Net cash used in financing activities during the first 40 weeks of fiscal 2016 consisted primarily of payments on long-term debt and capital lease obligations of $2,927.0 million and payment of a make-whole premium of $87.7 million, offset by proceeds from the issuance of long-term debt of $2,977.9 million.
Debt Management
During the third quarter of fiscal 2017, we repurchased NAI Notes with a par value of $141.0 million and a book value of $123.9 million for $118.9 million plus accrued interest of $3.2 million. In connection with the NAI Notes Repurchase we recorded a gain on debt extinguishment of $5.0 million.
During the first quarter of fiscal 2017, we repaid $250.0 million of the existing term loans. In addition, during the second quarter of fiscal 2017, we entered into a repricing amendment to the term loan agreement which established three new term loan tranches. The new tranches consist of $3,013.6 million of a new Term B-4 Loan, $1,139.3 million of a new Term B-5 Loan and $1,596.0 million of a new Term B-6 Loan (collectively, the "New Term Loans"). The (i) new Term B-4 Loan will mature on August 25, 2021, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 2.75%, (ii) new Term B-5 Loan will mature on December 21, 2022, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%, and (iii) new Term B-6 Loan will mature on June 22, 2023, and has an interest rate of LIBOR, subject to a 0.75% floor, plus 3.00%. The New Term Loans, together with cash on hand, were used to repay the term loans then outstanding under our term loan agreement.
As of December 2, 2017, we maintained a $4.0 billion senior secured asset-based loan facility (our "ABL Facility") that, unless extended, terminates on December 21, 2020. As of December 2, 2017, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.3 billion (net of letter of credit usage of $595.2 million). As of February 25, 2017, there were no borrowings outstanding under our ABL Facility and total availability was approximately $3.0 billion (net of letter of credit usage of $622.3 million).

Sale-Leaseback Transaction

During the third quarter of fiscal 2017, we sold 71 of our store properties for an aggregate purchase price, net of closing costs, of approximately $705 million. In connection with the sale and subsequent leaseback, we entered into lease agreements for each of the properties for initial terms of 20 years with varying multiple five-year renewal options. The aggregate initial annual rent payment for the 71 properties will be approximately $48 million, with scheduled rent increases occurring generally every one or five years over the initial 20-year term. We qualified for sale-leaseback accounting on 61 of the store properties and recorded a deferred gain of $254.6 million, which will be amortized over the respective lease periods. The remaining 10 stores did not qualify for sale-leaseback accounting primarily due to continuing involvement with adjacent properties that have not been legally subdivided from the store properties. We expect these store properties to qualify for sale-leaseback accounting once the adjacent properties have been legally subdivided. The financing lease liability recorded for these 10 store properties was $95.7 million. After giving effect to the sale-leaseback transaction, we own or ground lease approximately 43% of our stores, which together with our owned and ground leased distribution centers, have an appraised value of $11.5 billion.
Liquidity Needs

We estimate our liquidity needs over the next 12 months to be in the range of $4.0 billion to $4.5 billion, which includes anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments of debt, operating leases, capital leases and our transition services agreements with SUPERVALU INC. ("SuperValu"). Based on current operating trends, we believe that cash flows from operating activities and other sources of liquidity, including borrowings under our ABL Facility, will be adequate to meet our liquidity needs for the next 12 months and for the foreseeable future. We believe we have adequate cash flow to continue to respond effectively to competitive conditions. In addition, we may enter into refinancing and sale-leaseback transactions from time to time. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that we will maintain our ability to borrow under our ABL Facility.

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

Item 4 - Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the third quarter ended December 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits involving trade practices, lawsuits alleging violations of state and/or federal wage and hour laws (including alleged violations of meal and rest period laws and alleged misclassification issues), real estate disputes and other matters. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. It is the opinion of the Company's management that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive damages, will not have a material adverse effect on the Company's business or financial condition. See also the matters under the caption Legal Proceedings in Note 9 - Commitments, contingencies and off balance sheet arrangements in the unaudited interim Condensed Consolidated Financial Statements located elsewhere in this Form 10-Q.

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

Item 1A - Risk Factors

There have been no material changes in the risk factors previously included in our registration statement on form S-4 filed with the SEC on May 19, 2017, as amended, under the heading "Risk Factors," with the exception of the items listed below, which have been revised as follows.

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

We will be required to make payments under the contingent value rights within agreed periods even if the sale of the Casa Ley interest is not completed within those periods.

If the Company's interest in Casa Ley is not sold prior to January 30, 2018 (or a later date if we are under contract to sell our interest, but not have not completed the sale), we are obligated to make a cash payment to the holders of CVRs in an amount equal to the fair market value of the unsold interest, minus certain fees, expenses and assumed taxes that would have been deducted from the proceeds of a sale of the interest. On December 1, 2017, the Company entered into an agreement with Tenedora CL del Noroeste, S.A. de C.V. to sell its 49% equity interest in Casa Ley for $6.5 billion Mexican pesos. The sale, which is subject to customary closing conditions, is expected to be completed on or prior to February 28, 2018. While the Company expects to pay its cash obligation to the CVR holders using the proceeds of the sale, together with approximately $11 million in cash on hand, the sale process for the Casa Ley interest is being conducted by a representative of the former Safeway stockholders, and we cannot control such sales process. If we are unable to complete the sale of the Casa Ley interest pursuant to the terms of the sale agreement, we will continue to be required to make a payment under the contingent value rights agreement with respect to the Casa Ley CVRs, and our liquidity may be adversely affected.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

On January 12, 2018, Albertsons Companies, Inc. ("ACI") entered into a letter agreement with Robert G. Miller, Chairman and Chief Executive Officer, pursuant to which the term of Mr. Miller's employment agreement was extended through January 30, 2019. During the extended term, ACI may appoint a successor Chief Executive Officer, which will not constitute a "good reason" event for Mr. Miller to voluntarily terminate his employment so long as he continues to hold or share the position of Chairman. This summary of the letter agreement with Mr. Miller is qualified in its entirety by the copy of the letter agreement filed hereto as Exhibit 10.2, which is incorporated herein by reference.
On January 16, 2018, the Company announced that Wayne Denningham, President and Chief Operating Officer, will retire effective February 24, 2018.
Item 6 - Exhibits

10.1 (a) Agreement of Purchase and Sale of Real Estate, dated September 25, 2017, by and among CF Albert LLC and the entities listed on Annex A thereto.

10.2 Letter Agreement, dated January 12, 2018, by and among Albertsons Companies, Inc., AB Acquisition LLC and Robert G. Miller

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

EXHIBIT 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

EXHIBIT 101.LAB - XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

(a) Filed as Exhibit 10.1 to the Registrant's Current Report on form 8-K filed with the SEC on September 29, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Albertsons Companies, LLC (Registrant)

Date: January 16, 2018	By:	/s/ Robert G. Miller
Robert G. Miller
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Albertsons Companies, LLC (Registrant)

Date: January 16, 2018	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer (Principal Financial Officer)